Form 10QSB
period 1999-09-30
WORLD DIAGNOSTICS INC
filed 1999-12-17
CIK 1066795

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ____________________

                        Commission file number: 000-27627

                             WORLD DIAGNOSTICS, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                          65-0742342
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         157271 N.W. 60th Avenue, Suite #201, Miami Lakes, Florida 33014
                    (Address of principal executive offices)

                                 (305) 827-3304
                           (Issuer's telephone number)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,281,827 outstanding shares as of September 30, 1999.

________________________________________________________________________________
Transactional Small Business Disclosure Format (Check One):  Yes [X]   No [ ]

                             WORLD DIAGNOSTICS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.................................................1

           BALANCE SHEET......................................................2
                    SEPTEMBER 30, 1999 and MARCH 31, 1999

           STATEMENTS OF OPERATION............................................3
                    THREE MONTHS AND SIX MONTHS ENDED
                    SEPTEMBER 30, 1999 AND 1998

           STATEMENTS OF STOCKHOLDERS' EQUITY.................................4

           STATEMENTS OF CASH FLOWS...........................................5
                     THREE MONTHS AND SIX MONTHS ENDED
                     SEPTEMBER 30, 1999 AND 1998

           NOTES TO FINANCIAL STATEMENTS......................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................11

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................19

SIGNATURE....................................................................20

EXHIBIT INDEX................................................................21

    EXHIBIT 4.1 - PROMISSORY NOTE............................................22

    EXHIBIT 4.2 - WARRANT CERTIFICATE........................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WORLD DIAGNOSTICS, INC.
BALANCE SHEET

                                                                          SEPTEMBER 30,      MARCH 31,
                                                                              1999             1999
                                                                          -------------     -----------
                                                                           (UNAUDITED)
                          ASSETS

Current assets:
    Cash and cash equivalents                                              $    17,315      $   358,595
    Accounts receivable                                                        157,466           82,112
    Inventory, net of reserve of $19,066 at September 30, 1999
       and March 31, 1999                                                       68,192           42,484
    Other current assets                                                        27,126            5,999
                                                                           -----------      -----------
          Total current assets                                                 270,099          489,190

Fixed assets, net                                                               55,249           16,979
Other assets                                                                     5,423            4,419
                                                                           -----------      -----------
          Total assets                                                     $   330,771      $   510,588
                                                                           ===========      ===========

        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Notes payable                                                          $    50,000      $   127,500
    Current portion of obligations under capital leases                         11,271            3,324
    Accounts payable and accrued expenses                                      287,412          222,622
                                                                           -----------      -----------
          Total current liabilities                                            348,683          353,446

Obligations under capital leases                                                25,628            7,120
                                                                           -----------      -----------
          Total liabilities                                                    374,311          360,566

Commitments

Stockholders' (deficit) equity:
    Common stock $0.001 par value; 10,000,000 shares
        authorized, 4,281,827 and 3,410,737 shares issued and
        outstanding at Sept. 30, 1999 and March 31, 1999, respectively           4,282            3,410
    Additional paid-in capital                                               1,794,031        1,100,972
    Unearned compensation                                                       (1,120)          (7,840)
    Accumulated deficit                                                     (1,840,733)        (946,520)
                                                                           -----------      -----------
          Total stockholders' (deficit) equity                                 (43,540)         150,022
                                                                           -----------      -----------
          Total liabilities and stockholders' (deficit) equity             $   330,771      $   510,588
                                                                           ===========      ===========

   The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF OPERATIONS
      (UNAUDITED)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ------------------------------    ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                1999             1998             1999             1998
                                                            -------------    -------------    -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues                                                     $   301,034      $   113,278      $   541,078      $   265,101

Cost of goods sold                                               246,535           79,055          444,509          188,224
                                                             -----------      -----------      -----------      -----------
    Gross profit                                                  54,499           34,223           96,569           76,877

Selling, general, and administrative expenses                    221,178           65,905          505,294          157,049
                                                             -----------      -----------      -----------      -----------
    Loss from operations before other expenses                  (166,679)         (31,682)        (408,725)         (80,172)

Other expenses:
    Interest expense                                                 866               --              866               --
    Other income                                                     825               --            9,316               --
                                                             -----------      -----------      -----------      -----------
    Loss from operations before extraordinary item              (166,720)         (31,682)        (400,275)         (80,172)

Extraordinary loss on extinguishment of debt                          --               --          493,938               --
                                                             -----------      -----------      -----------      -----------
    Net loss                                                 $  (166,720)     $   (31,682)     $  (894,213)     $   (80,172)
                                                             ===========      ===========      ===========      ===========

    Basic and dilutive loss per common share:

    Loss from operations before extraordinary item           $     (0.04)     $     (0.01)     $     (0.09)     $     (0.03)

    Extraordinary items                                               --               --            (0.12)              --
                                                             -----------      -----------      -----------      -----------
    Basic and diluted loss per common share                  $     (0.04)     $     (0.01)     $     (0.21)     $     (0.03)
                                                             ===========      ===========      ===========      ===========
    Weighted average number of common shares outstanding       4,281,827        2,980,000        4,216,525        2,817,363
                                                             ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              COMMON
                                      COMMON STOCK             STOCK       ADDITIONAL
                                 -----------------------   SUBSCRIPTION     PAID-IN        UNEARNED     ACCUMULATED   STOCKHOLDERS'
                                  SHARES        AMOUNT      RECEIVABLE      CAPITAL      COMPENSATION     DEFICIT        EQUITY
                                 ---------   -----------   ------------   -----------    ------------   -----------   -------------
Balance, April 1, 1997           2,580,000   $     2,580   $    (2,580)   $        --    $        --    $   (13,832)   $   (13,832)

Capital contribution, net               --            --            --         20,576             --             --         20,576

Net loss                                --            --            --             --             --       (108,210)      (108,210)
                                 ---------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1998          2,580,000         2,580        (2,580)        20,576             --       (122,042)      (101,466)

Payment of stock subscription
   receivable                           --            --         2,580             --             --             --          2,580

Issuance of common stock at
   $0.125 per share                400,000           400            --         29,344             --             --         29,744

Issuance of common stock
   due to forbearance agreement
   at $0.125 per share             200,000           200            --         24,800             --             --         25,000

Issuance of common stock for
   extinguishment of debt
   at $2.16 per share               29,237            29            --         63,013             --             --         63,042

Exercise of common stock
   purchase warrants               201,500           201            --        201,299             --             --        201,500

Proceeds from exercise of
   common stock purchase
   warrants to be issued                --            --            --        374,250             --             --        374,250

Loss on warrant inducement              --            --            --        374,250             --             --        374,250

Issuance of stock options               --            --            --         13,440        (13,440)            --             --

Amortization of unearned
   compensation                         --            --            --             --          5,600             --          5,600

Net loss                                --            --            --             --             --       (824,478)      (824,478)
                                 ---------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1999        3,410,737   $     3,410   $        --    $ 1,100,972    $    (7,840)   $  (946,520)   $   150,022
                                 =========   ===========   ===========    ===========    ===========    ===========    ===========
Issuance of common stock for
   extinguishment of debt
   at $5.25 per share              101,090           101            --        530,622             --             --        530,723

Issuance of common stock from
   the exercise of common
   stock purchase warrants         748,500           749            --           (749)            --             --             --

Issuance of common stock for
   extinguishment of debt
   at $5.63 per share                6,000             6            --         33,744             --             --         33,750

Issuance of common stock for
   compensation of employees
   and non-employees at $6.04
   and $5.63 per share              15,500            16            --         92,030             --             --         92,046

Capital contribution from the
   forgiveness of debt by
   shareholder                          --            --            --         37,412             --             --         37,412

Amortization of unearned
   compensation                         --            --            --             --          6,720             --          6,720

Net loss                                --            --            --             --             --       (894,213)      (894,213)
                                 ---------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1999
   (unaudited)                   4,281,827   $     4,282   $        --    $ 1,794,031    $    (1,120)   $(1,840,733)   $   (43,540)
                                 =========   ===========   ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          ----------------------------  -----------------------------
                                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                              1999           1998           1999            1998
                                                          -------------  -------------  -------------   -------------
                                                           (UNAUDITED)    (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
    Net loss                                               $(166,720)     $ (31,682)     $(894,213)     $ (80,172)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Extraordinary loss on extinguishment of debt               --             --        493,938             --
       Common stock issued in lieu of compensation                --             --         92,046             --
       Amortization of unearned compensation                   3,360             --          6,720             --
       Depreciation and amortization                           2,700             --          5,192             --
       Changes in operating assets and liabilities:
          Accounts receivable                                (23,370)        15,902        (75,354)         7,562
          Inventory                                          (25,207)       (38,261)       (25,708)       (35,369)
          Other current assets                               (11,639)        (1,963)       (21,127)        (1,935)
          Other assets                                             1             --         (1,004)        (2,600)
          Accounts payable and accrued expenses               95,097         32,354         90,237         13,474
                                                           ---------      ---------      ---------      ---------
             Net cash used in operating activities          (125,778)       (23,650)      (329,273)       (99,040)
                                                           ---------      ---------      ---------      ---------
Cash flow from investing activities:
    Purchases of fixed assets                                 (4,159)            --        (13,003)            --
                                                           ---------      ---------      ---------      ---------
             Net cash used in investing activities            (4,159)            --        (13,003)            --
                                                           ---------      ---------      ---------      ---------
Cash flows from financing activities:
    Proceeds from notes payable                               50,000         44,387         50,000        124,470
    Payment of notes payable                                      --             --        (45,000)            --
    Payments under capital lease obligation                   (2,023)            --         (4,004)            --
    Proceeds from stock subscription receivable                   --             --             --          2,580
    Decrease in cash overdraft                                    --        (10,806)            --        (15,579)
                                                           ---------      ---------      ---------      ---------
             Net cash provided by financing activities        47,977         33,581            996        111,471
                                                           ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents         (81,960)         9,931       (341,280)        12,431

Cash and cash equivalents at beginning of period              99,275          2,500        358,595             --
                                                           ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                 $  17,315      $  12,431      $  17,315      $  12,431
                                                           =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF CASH FLOWS, CONTINUED

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In May 1999, the Company issued 6,000 shares of restricted common stock to extinguish accounts payable in the amount of $8,035.

In June 1999, the Company issued 101,090 shares of restricted common stock to extinguish notes payable in the amount of $62,500.

In June 1999, two shareholders and directors of the Company forgave $37,412 in liabilities due from the Company resulting in the recognition of a capital contribution of $37,412.

For the six months ended September 1999, the Company acquired office equipment in the amount of $30,460 through capital lease agreements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WORLD DIAGNOSTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.       BASIS OF PRESENTATION:

         NATURE OF OPERATIONS

         World Diagnostics, Inc. (the "Company") was organized in Delaware on February 2, 1997. The Company has exclusive distribution agreements with two generic diagnostic products' manufacturers. The Company understands that these manufacturers have know-how that is proprietary for rapid diagnostic tests in the area of infectious diseases and other diagnostic products. The products are sold predominately through distributors and dealers in forty-four countries which are primarily located in the Caribbean, South America, Eastern Europe, Europe, Asia and Middle East.

         The financial statements reflect the combination of World Diagnostics, Inc. and Health Tech International, a company that was owned by the President of WDI and conducted operations prior to its acquisition by the Company. Effective March 31, 1998, these companies effected a combination of companies under common control, with World Diagnostics, Inc. being the surviving company. This combination was treated similar to a pooling of interests. All significant intercompany accounts and transactions have been eliminated from these financial statements.

         BASIS OF PRESENTATION

         The information for the three and six months ended September 30, 1999 and 1998 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for such periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these interim financial statements are adequate to make the information not misleading. It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-SB (see File Number 000-27627) on file with the Securities and Exchange Commission.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred losses of $894,213, $824,478 and $102,810 and had negative cash flows from operations of $329,273, $347,991 and $56,710 during the six months ended September 30, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. These factors including the uncertainty surrounding future equity financing through a contemplated offering raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining adequate financial resources. The Company has retained an investment banking firm to assist in the private placement of equity securities. No assurance can be made that the private placement will be successful.

2.       NOTES PAYABLE:

         In April 1999, the Company paid the outstanding balance due under the Note to MediaVest, Inc. a company controlled by the a Chairman and a shareholder of WDI through the issuance of 101,090 shares of common stock and $45,000 in cash. The fair market value of the common stock was $7.00 at the date of extinguishment. The restricted common stock cannot be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishment by 25%. An extraordinary loss of $468,223 was recorded in the statement of operations for the six months ended September 30, 1999 representing the difference between the discounted fair market value of the common stock issued and the carrying amount of the Note extinguished.

         In June 1999, two shareholders and directors of the Company forgave a total of $20,000 in notes payable due from the Company. This action was treated as a capital contribution and resulted in an increase of $20,000 in additional paid-in capital. (See Note 3).

         On September 29, 1999, the Company received a loan of $50,000 from MediaVest, Inc., a Company controlled by a shareholder and Chairman of WDI. The loan is not collateralized, non interest bearing and is due on demand. Subsequent to September 30, 1999, the loan has been repaid in full.

3.       COMMON STOCK

         In April 1999, the Company issued 748,500 shares of its common stock associated with the March 1999 exercise of 748,500 Warrants. This action resulted in a $748 increase in the common stock account and a corresponding $748 decrease in additional paid-in capital.

         In May 1999, the Company paid the outstanding balance due to various vendors through the issuance of 6,000 shares of common stock. The fair market value of the common stock was $7.50 at the date of extinguishment. The restricted common stock cannot be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishment by 25%. An extraordinary loss of $25,715 was recorded in the statement of operations for the six months ended September 30, 1999 representing the difference between the discounted fair market value of the common stock issued and the carrying amount of the accounts payable extinguished.

         During the six months ended September 30, 1999, the Company issued 15,500 shares of its common stock to various non-employee consultants for past services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to non-employee consultants, the Company recorded compensation expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $92,046 in compensation expense, which is included in selling, general and administrative expenses in the statement of operations for the six months ended September 30, 1999.

         In June 1999, two shareholders and directors of the Company forgave a total of $37,412 in notes payable and other liabilities due from the Company. This action was treated as a capital contribution and resulted in an increase of $37,412 in additional paid-in capital. (See Note 3).

4.       RELATED PARTIES

         The Company has a customer, Micro Services Industries, that may be deemed to be an affiliate of a director and shareholder of the Company. Micro Services Industries accounted for 9% of the revenue for the six months ended September 30, 1999 and owed the Company $3,893 as of September 30, 1999 which was all current invoices.

5.       SUBSEQUENT EVENT

         Subsequent to September 30, 1999, MediaVest, Inc., a company controlled by a shareholder and Chairman of the Company loaned $25,000 to the Company which has since been repaid. In November 1999, the Company authorized the issuance of a $375,000 aggregate loan through the issuance of five month 6% Subordinated Promissory Notes with interest and principal payable on March 31, 2000 and 187,500 Common Stock Purchase Warrants at a purchase price of $.10 per warrant. The warrants are exercisable at any time on or before September 30, 2000 at a price equal to the lower of either $6.00 per share of common stock or the most recent issue price of WDI Common Stock or conversion price with respect to a security convertible into WDI Common Stock prior to March 31, 2000. The Promissory Notes are unsecured and the warrants have no registration rights or other conditions. $50,000 of the promissory notes and 25,000 warrants were subscribed to by the children of the Chairman and Director of the Company.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements (identified by the words "estimate:, project", "anticipate", "expect", "intend", "believe", "hope", "will", and similar expressions) which are based upon management's current expectations and speak only as of the date made. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in forward-looking statements, whether as a result of new information, future events or other. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. WDI's operating results may fluctuate on a quarter-to-quarter basis as a result of a number of factors, including the competitive and economic factors affecting WDI's international markets, WDI's ability to keep abreast of technological innovations, actions of distributors, manufacturing and production delays or difficulties, currency risk, adverse actions or delays in product reviews, and the degree of acceptance that our new products achieve during the year. For further information, refer to Management's Discussion and Analysis and the Risk Factors section of WDI's Registration Statement on Form 10-SB (File Number 000-27627).

REVENUES

For the three months ended September 30, 1999 ("Fiscal Year 2000 second quarter") and six months ended September 30, 1999, revenue increased by 166% or $187,756 and 104% or $275,977 over the 1999 second fiscal quarter and six months ended September 30, 1998. The increase is primarily due to larger sales volume, higher prices to new customers in emerging markets and increased direct sales to end users such as physicians offices, hospitals, private laboratories, clinics and government agencies.

Below is a breakdown of sales by region.

NET SALES TRENDS BY REGION

                                                             Three Months                      Six Months

Period ended, (in thousands)                            09/30/99     09/30/98             09/30/99    09/30/98
                                                     ------------------------          -----------------------
BREAKDOWN OF REVENUES

Domestic Sales                                                18            9                   26          18

INTERNATIONAL REVENUES:

                            Caribbean                         96           67                  192         159

                            South America                    108           31                  195          77

                            Eastern Europe                    20                                33

                            Central America                    1                                 7           1

                            Pacific Rim                       10            2                   18           2

                            Western Europe                    36                                58

                            Other                             12            4                   12           8
                                                     ------------------------          -----------------------
TOTAL REVENUE                                                301          113                  541         265

            THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS
                            ENDED SEPTEMBER 30, 1998

         COST OF SALES AND GROSS PROFIT

The Company's gross profit on product sales increased to $54,499 for the Fiscal Year 2000 second quarter from $34,223 in the 1999 second quarter. Gross profit decreased as a percentage of sales to 18% for the second quarter of Fiscal Year 2000 from 30% in the second quarter of Fiscal Year 1999. Gross profit decreased due to the accelerated expansion of the business and unusual freight costs plus unexpected inventory adjustments arising from certain manufacturing problems associated with one of the Company's suppliers of a particular product line in Fiscal Year 2000. Also, there were higher costs from excess inventory charges due to product line imbalances and delivery delays due to the rapid growth in revenue which increased from $113,278 for the three months ended September 30, 1998 to $301,034 in the three months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 236% from $65,905 for the second quarter of Fiscal Year 1999 compared to $221,178 for the second quarter of Fiscal Year 2000. The increase in selling, general and administrative expenses is primarily due to the overall growth experienced by WDI. Payroll and related tax expenses increased by $12,334 due to additional personnel hired for Technical Support, Sales and Marketing. Professional fees increased by $18,684 for the Fiscal Year 2000 second quarter over the second quarter of Fiscal Year 1999 due to the professional fees associated with the Form 10-SB Registration. Additional costs were incurred in connection with the continuing improvements of the Company's website redesign to enhance accessability and functionality for users in emerging international markets.

                                INTEREST EXPENSE

Interest expense increased to $866 for the second quarter of Fiscal Year 2000 over the second quarter of Fiscal Year 1999. Interest expense was incurred primarily on capital lease obligations in Fiscal 2000 for capital expenditures.

                                  OTHER INCOME

Other income increased by $825 in the three months ended September 30, 1999 compared to 1999 due to miscellaneous cash receipts dealing with non-operating activities.

                                    NET LOSS

The net loss for the three months ended September 30, 1999 increased to $166,679 or $(.04) per share from $31,682 or $(0.01) per share compared to the three months ended September 30, 1998. The loss from operations for the three months ended September 1999 was $166,679 or $(0.04) per share, an increase of $134,997 over the three months ended September 1998. The loss increased primarily due to higher operating expenses related to staff increases to support the overall growth of the Company, new computer systems and technical training, expenses relating to qualifying for the FDA Good Manufacturing Practices License and professional fees associated with the Company's 10-SB Registration Statement.

           SIX MONTHS ENDED SEPTEMBER 30, 1999 VERSUS SIX MONTHS ENDED

                               SEPTEMBER 30, 1998

         COST OF SALES AND GROSS PROFIT

The Company's gross profit on product sales increased to $96,569 for the six months ended September 30, 1999 from $76,877 for the six months ended September 30, 1998. Gross profit decreased as a percentage of sales for the six months of Fiscal 2000 to 18% from 29% for Fiscal 1999. Gross profit decreased due to the accelerated expansion of the Company during the first six months of Fiscal Year 2000. The Company's revenues increased rapidly in the six months ended September 30, 1999 which caused the Company to seek new suppliers and manufacturers (some internationally). There were numerous delivery delays from several suppliers which caused more frequent ordering that increased the freight costs of the products. In addition, the Company rejected several shipments from a particular supplier which further contributed to the delays and overall freight costs. This supplier has been replaced because of failure to remedy their production problems. The Company is seeking to increase inventory levels, subject to its ability to obtain further financing, which would alleviate smaller and more frequent orders and higher freight costs.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $157,049 for the six months of Fiscal Year 1999 compared to $505,294 for the six months of Fiscal Year 2000. The increase in selling, general and administrative expenses is primarily due to the overall growth experienced by WDI. Payroll and related tax expenses increased $90,498 due to additional personnel hired for Technical Support, Sales and Marketing. Professional fees increased by approximately $70,300 for the six months of Fiscal Year 2000 over Fiscal Year 1999 due to the professional fees associated with the Form 10-SB Registration and $375,000 loan and warrants. The website was redesigned to enhance accessability and functionality for users in emerging international markets.

During the first quarter of Fiscal 2000, the Company issued 15,500 shares of its common stock to various non-employee consultants for past services rendered. The restricted shares cannot be sold for a twelve month period and after that can only be sold in accordance with Rule 144. Due to these restrictions, the Company discounted the fair value of the Company's common stock on the date of issuance by 25%. Due to the issuance of these shares, the Company recorded $92,046 of compensation expense in the first quarter of Fiscal 2000.

                                INTEREST EXPENSE

Interest expense increased by $866 in the six months ended September 30, 1999 over September 30, 1998. Interest expense was incurred primarily on capital lease obligations in Fiscal 2000 for capital expenditures.

                                  OTHER INCOME

Other income increased by $9,316 in the six months ended September 30, 1999 compared to 1998 due to miscellaneous cash receipts dealing with non-operating activities.

                  EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT

In April 1999, the Company's Board of Directors issued 101,090 restricted common shares and $45,000 in cash to extinguish the $120,000 note due to MediaVest, Inc. The fair market value of the common stock on that date was $7.00 per share. The restricted common stock cannot be sold for twelve months from the date of issuance and after that may only be sold in accordance with Rule 144 or other applicable exemption. The Company discounted the fair value of the common stock by 25% on the date of the extinguishment. The extraordinary non-cash loss on the extinguishment of debt is $468,223 which is the difference between the fair market value of the stock and the carrying amount of the note extinguished.

In May 1999, the Company paid the outstanding balance of $34,000 due to various vendors through the issuance of 6,000 shares of common stock. The fair market value of the common stock on the date of extinguishment was $7.50 per share. The restricted common stock cannot be sold for twelve months from the date of issuance and after that may only be sold in accordance with Rule 144 or other applicable exemption. The Company discounted the fair value of the common stock by 25% on the date of the extinguishment. The extraordinary non-cash loss on the extinguishment of debt is $25,715 which is the difference between the fair market value of the stock and the carrying amount of the note extinguished.

                                    NET LOSS

The net loss for the six months ended September 30, 1999 increased to $894,213 or $(.21) per share from $80,172 or $(.03) per share compared to the six months ended September 30, 1998. For the six months ended September 30, 1999, $585,984 of the loss was attributed to non-cash charges associated with equity transactions. The loss from operations for the six months ended September 1999 was $408,725 or $(.09) per share, an increase of $242,046 over the six months ended September 1998. The loss increased primarily due to higher operating expenses related to staff increases to support the overall growth of the Company, new computer systems and technical training, expenses relating to qualifying for the FDA Good Manufacturing Practices License and professional fees associated with the Company's 10-SB Registration Statement.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, WDI had cash and cash equivalents of $17,315 compared to $358,595 at March 31, 1999. Working capital, defined as current assets less current liabilities, was $(78,584) at September 30, 1999 as compared to $135,744 at March 31, 1999. The Company had current assets of $270,099 and stockholders' deficit of $(43,540) at September 30, 1999. This compares to current assets of $489,190 and stockholders' equity of $150,022 at March 31, 1999. These decreases are due primarily to the increased expenditures for professional fees, additional payroll and expansion. During the six months ended September 30, 1999, the Company used $329,273 in operating activities, compared to $99,040 during the six months ended September 30, 1998. The increase in cash used in operations was due to higher losses net of certain non-recurring non-cash transactions including loss on early extinguishment of debt and common stock issued in lieu of compensation, and increases in accounts receivable and inventory levels.

Cash used in investing activities in the six months ending September 30, 1999 consisted of fixed asset purchases such as a new computer network, a cold room, website infrastructure, and other equipment and furniture. There are no new fixed asset additions expected for the three month period ending December 31, 1999. There were no capital expenditures in Fiscal Year 1999.

Net cash flows provided by financing activities decreased from $111,471 in the six months ended September 30, 1998 to $996 in the six months ended September 30, 1999. The decrease is principally due to the repayments of notes payable and decreased borrowings from MediaVest, Inc. in the six months ended September 30, 1999 over the same period in 1998.

On September 29, 1999, the Company received a loan for $50,000 from the Chairman and Shareholder of the Company which has since been repaid. MediaVest, Inc., a company controlled by a shareholder and director loaned $25,000 to the Company after September 30, 1999, which was subsequently repaid. As of November 15, 1999, the Company had a cash balance of approximately $68,000. In November 1999, the Company authorized the issuance of a $375,000 aggregate loan through the issuances of five month 6% Subordinated Promissory Notes with interest and principal payable on March 31, 2000 and 187,500 Common Stock Purchase Warrants at a purchase price of $.10 per warrant. The warrants are exercisable at any time on or before September 30, 2000 at a price equal to the lower of either $6.00 per share of common stock or the most recent issue price of WDI Common Stock or conversion price with respect to a security convertible into WDI Common Stock prior to March 31, 2000. Proceeds of the loan and warrants were primarily used for working capital, inventory increase, installation of a new accounting system, website development, legal and accounting fees.

The report of our independent certified public accountants in connection with our audited financial statements as of March 31, 1999 and March 31, 1998 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about our ability to continue as a going concern. These factors include recurring net losses in Fiscal Year 2000 and Fiscal Year 1999 and uncertainty surrounding future equity financing through anticipated offerings. WDI's ability to implement its business plan and continue as a going concern is dependent upon obtaining adequate financial resources. The Company has retained an investment banking firm to assist in the private placement of equity securities. No assurance can be made that the private placement will be successful. In such an instance, the Company would rely upon its shareholders and/or MediaVest, Inc. to meet future financing needs for the remainder of Fiscal Year 2000 while the Company pursues other financing alternatives.

Furthermore, since July 1, 1999, the Company has implemented improved credit policies for its customers which has served to help cash flow. Also, the Company has negotiated more favorable terms with the majority of its suppliers, whereby payments may be made within 45 days as compared to 30 days previously.

In the Fiscal Year 2000 first and second fiscal quarters as well as Fiscal Year 1999, the Company has continued substantial operating losses which utilized most of its available cash reserves. The Company anticipates that it will continue to incur net losses for the forseeable future.

The Company does not intend to pay cash dividends in the forseeable future.

                              YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are unable to distinguish year 2000 dates. This situation could result in system failures or miscalculations causing disruptions in the operations of any business. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with year 2000 requirements. Our ability to operate is dependent upon delivery of accurate, electronic information via the Internet. To the extent year 2000 issues result in the long-term inoperability of the Internet, our business, results of operations and financial condition could have a material adverse impact. The Company believes that its internal systems are year 2000 compliant or will be upgraded or replaced in connection with changes to information systems prior to the year 2000. It is anticipated that the costs to comply will be immaterial to the Company.

The Company has instituted a vendor/supplier compliance verification program to assure that the Company will have an uninterrupted supply of goods, services and materials. The Company expects to complete this verification process during December 1999.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS

                  NUMBER                   EXHIBITS
                  ------                   --------
                  * 3.1                    ARTICLES OF INCORPORATION

                  * 3.2                    BYLAWS

                    4.1                    PROMISSORY NOTE

                    4.2                    WARRANT CERTIFICATE

                   27.0                    FINANCIAL DATA SCHEDULE

-----------------------------

* Incorporated by reference to the Registrant's Registration Statement in Form 10-SB, No. 000-27627, which was declared effective by the Securities & Exchange Commission on November 5, 1999.

-----------------------------

       (B)  REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WORLD DIAGNOSTICS, INC.

Dated:  DECEMBER 16, 1999                       By: /s/ KEN M. PETERS
                                                    ----------------------------
                                                    Ken M. Peters, President

                                INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
-------                                                                     ----
 3.1      ARTICLES OF INCORPORATION

               Incorporated by reference to the Registrant's Registration Statement in Form 10-SB, No. 000-27627, which was declared effective by the Securities & Exchange Commission on November 5, 1999.

 3.2      BYLAWS

               Incorporated by reference to the Registrant's Registration Statement in Form 10-SB, No. 000-27627, which was declared effective by the Securities & Exchange Commission on November 5, 1999.

 4.1      PROMISSORY NOTE....................................................22

 4.2      WARRANT CERTIFICATE................................................24

27.0      FINANCIAL DATA SCHEDULE............................................