Form 10QSB
period 1999-12-31
WORLD DIAGNOSTICS INC
filed 2000-02-15
CIK 1066795

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ___________ to ____________________

          Commission file number ______________________________________


                             WORLD DIAGNOSTICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                     65-0742342
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

         15271 N.W. 60TH AVENUE, SUITE #201, MIAMI LAKES, FLORIDA 33014
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (305) 827-3304
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

--------------------------------------------------------------------------------

Transactional Small Business Disclosure Format (Check One):  Yes [X]   No [  ]

                             WORLD DIAGNOSTICS, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS................................................1

           BALANCE SHEET.....................................................2
                    DECEMBER 31, 1999 and MARCH 31, 1999

           STATEMENTS OF OPERATION...........................................3
                    THREE MONTHS AND SIX MONTHS ENDED
                    DECEMBER 31, 1999 AND 1998

           STATEMENTS OF STOCKHOLDERS' EQUITY................................4

           STATEMENTS OF CASH FLOWS..........................................5
                     THREE MONTHS AND SIX MONTHS ENDED
                     DECEMBER 31, 1999 AND 1998

           NOTES TO FINANCIAL STATEMENTS.....................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................10

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................18

SIGNATURE...................................................................19

EXHIBIT INDEX...............................................................20

FINANCIAL DATA SCHEDULE.....................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WORLD DIAGNOSTICS, INC.
BALANCE SHEET

                                                                          DECEMBER 31,      MARCH 31,
                                                                              1999             1999
                                                                          ------------     -----------
                                                                          (UNAUDITED)
                             ASSETS

Current assets:
    Cash and cash equivalents                                             $    18,345      $   358,595
    Accounts receivable                                                       229,512           82,112
    Inventory, net of reserve of $19,066 at December 31, 1999
       and March 31, 1999                                                     133,156           42,484
    Other current assets                                                       23,931            5,999
                                                                          -----------      -----------
          Total current assets                                                404,944          489,190

Fixed assets, net                                                             130,054           16,979
Other assets                                                                   10,963            4,419
                                                                          -----------      -----------
          Total assets                                                    $   545,961      $   510,588
                                                                          ===========      ===========

        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Notes payable                                                         $   375,000      $   127,500
    Current portion of obligations under capital leases                        13,114            3,324
    Accounts payable and accrued expenses                                     411,475          222,622
                                                                          -----------      -----------
          Total current liabilities                                           799,589          353,446

Obligations under capital leases                                               31,946            7,120
                                                                          -----------      -----------
          Total liabilities                                                   831,535          360,566

Commitments

Stockholders' (deficit) equity:
    Common stock $0.001 par value; 10,000,000 shares
        authorized, 4,281,827 and 3,410,737 shares issued and
        outstanding at Dec. 31, 1999 and March 31, 1999, respectively           4,282            3,410
    Additional paid-in capital                                              1,810,281        1,100,972
    Unearned compensation                                                        --             (7,840)
    Accumulated deficit                                                    (2,100,137)        (946,520)
                                                                          -----------      -----------
          Total stockholders' (deficit) equity                               (285,574)         150,022
                                                                          -----------      -----------
          Total liabilities and stockholders' (deficit) equity            $   545,961      $   510,588
                                                                          ===========      ===========

   The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF OPERATIONS
      (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                             -----------------------------
                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1999             1998
                                                             ------------     ------------
                                                             (UNAUDITED)      (UNAUDITED)
Revenues                                                     $   386,813      $   129,389

Cost of goods sold                                               299,492          103,243
                                                             -----------      -----------
    Gross profit                                                  87,321           26,146

Selling, general, and administrative expenses                    341,493           99,153
                                                             -----------      -----------
    Loss from operations before other expenses                  (254,172)         (73,007)

Other expenses:
    Interest expense                                               5,515            9,486
    Other income                                                     283             --
                                                             -----------      -----------
    Loss from operations before extraordinary item              (259,404)         (82,493)

Extraordinary loss on extinguishment of debt                        --               --
                                                             -----------      -----------
    Net loss                                                 $  (259,404)     $   (82,493)
                                                             ===========      ===========
    Basic and dilutive loss per common share:

    Loss from operations before extraordinary item           $     (0.06)     $     (0.03)

    Extraordinary items                                             --               --
                                                             -----------      -----------
    Basic and diluted loss per common share                  $     (0.06)     $     (0.03)
                                                             ===========      ===========
    Weighted average number of common shares outstanding       4,281,827        3,008,391
                                                             ===========      ===========

   The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          COMMON
                                                   COMMON STOCK            STOCK      ADDITIONAL
                                               ----------------------  SUBSCRIPTION    PAID-IN       UNEARNED    ACCUMULATED
                                                 SHARES      AMOUNT     RECEIVABLE     CAPITAL     COMPENSATION    DEFICIT
                                               ---------  -----------  ------------  -----------   ------------ ------------
Balance, April 1, 1997                         2,580,000  $     2,580  $    (2,580)  $      --     $      --    $   (13,832)

Capital contribution, net                           --           --           --          20,576          --           --

Net loss                                            --           --           --            --            --       (108,210)
                                               ---------  -----------  -----------   -----------   -----------  -----------
Balance, March 31, 1998                        2,580,000        2,580       (2,580)       20,576          --       (122,042)

Payment of stock subscription receivable            --           --          2,580          --            --           --

Issuance of common stock at $0.125 per share     400,000          400         --          29,344          --           --

Issuance of common stock
   due to forbearance agreement
   at $0.125 per share                           200,000          200         --          24,800          --           --

Issuance of common stock for
   extinguishment of debt at $2.16 per share      29,237           29         --          63,013          --           --

Exercise of common stock purchase
   warrants                                      201,500          201         --         201,299          --           --

Proceeds from exercise of common stock
   purchase warrants to be issued                   --           --           --         374,250          --           --

Loss on warrant inducement                          --           --           --         374,250          --           --

Issuance of stock options                           --           --           --          13,440       (13,440)        --

Amortization of unearned compensation               --           --           --            --           5,600         --

Net loss                                            --           --           --            --            --       (824,478)
                                               ---------  -----------  -----------   -----------   -----------  -----------
Balance at March 31, 1999                      3,410,737  $     3,410  $      --     $ 1,100,972   $    (7,840) $  (946,520)
                                               =========  ===========  ===========   ===========   ===========  ===========
Issuance of common stock for
   extinguishment of debt at $5.25 per share     101,090          101         --         530,622          --           --

Issuance of common stock from the
   exercise of common stock purchase
   warrants                                      748,500          749         --            (749)         --           --

Issuance of common stock for
   extinguishment of debt at $5.63 per share       6,000            6         --          33,744          --           --

Issuance of common stock for
   compensation of employees and
   non-employees at $6.04 and $5.63
   per share                                      15,500           16         --          92,030          --           --

Capital contribution from the forgiveness
   of debt by shareholder                           --           --           --          37,412          --           --

Amortization of unearned compensation               --           --           --            --           7,840         --

Proceeds from stock purchase warrants             16,250       16,250

Net loss                                            --           --           --            --            --     (1,153,617)
                                               ---------  -----------  -----------   -----------   -----------  -----------
Balance at December 31, 1999 (unaudited)       4,281,827  $     4,282  $      --     $ 1,810,281   $      --    $(2,100,137)
                                               =========  ===========  ===========   ===========   ===========  ===========


                                               STOCKHOLDERS'
                                                   EQUITY
                                               -------------
Balance, April 1, 1997                          $   (13,832)

Capital contribution, net                            20,576

Net loss                                           (108,210)
                                                -----------
Balance, March 31, 1998                            (101,466)

Payment of stock subscription receivable              2,580

Issuance of common stock at $0.125 per share         29,744

Issuance of common stock
   due to forbearance agreement
   at $0.125 per share                               25,000

Issuance of common stock for
   extinguishment of debt at $2.16 per share         63,042

Exercise of common stock purchase
   warrants                                         201,500

Proceeds from exercise of common stock
   purchase warrants to be issued                   374,250

Loss on warrant inducement                          374,250

Issuance of stock options                              --

Amortization of unearned compensation                 5,600

Net loss                                           (824,478)
                                                -----------
Balance at March 31, 1999                       $   150,022
                                                ===========
Issuance of common stock for
   extinguishment of debt at $5.25 per share        530,723

Issuance of common stock from the
   exercise of common stock purchase
   warrants                                            --

Issuance of common stock for
   extinguishment of debt at $5.63 per share         33,750

Issuance of common stock for
   compensation of employees and
   non-employees at $6.04 and $5.63
   per share                                         92,046

Capital contribution from the forgiveness
   of debt by shareholder                            37,412

Amortization of unearned compensation                 7,840

Proceeds from stock purchase warrants

Net loss                                         (1,153,617)
                                                -----------
Balance at December 31, 1999 (unaudited)        $  (285,574)
                                                ===========

   The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           -----------------------------     ----------------------------
                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                               1999             1998             1999             1998
                                                           ------------     ------------     ------------     ------------
                                                           (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
    Net loss                                               $  (259,404)     $   (82,493)     $(1,153,617)     $  (162,665)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Extraordinary loss on extinguishment of debt               --               --            493,938             --
       Common stock issued in lieu of compensation                --               --             92,046             --
       Amortization of unearned compensation                     1,120             --              7,840             --
       Depreciation and amortization                             4,348             --              9,540             --
       Changes in  operating  assets and liabilities:
          Accounts receivable                                  (72,046)         (14,861)        (147,400)          (7,299)
          Inventory                                            (64,964)         (18,061)         (90,672)         (53,430)
          Other current assets                                   3,195           (1,644)         (17,932)          (3,579)
          Other assets                                          (5,540)            --             (6,544)          (2,600)
          Accounts payable and accrued expenses                124,062           (1,742)         214,299           11,732
                                                           -----------      -----------      -----------      -----------
             Net cash used in operating activities            (269,229)        (118,801)        (598,502)        (217,841)
                                                           -----------      -----------      -----------      -----------
Cash flow from investing activities:
    Purchases of fixed assets                                  (68,340)         (11,673)         (81,343)         (11,673)
                                                           -----------      -----------      -----------      -----------
             Net cash used in investing activities             (68,340)         (11,673)         (81,343)         (11,673)
                                                           -----------      -----------      -----------      -----------
Cash flows from financing activities:
    Proceeds from notes payable                                400,000           35,530          450,000          160,000
    Payment of notes payable                                   (75,000)            --           (120,000)            --
    Proceeds from issuance of warrants                          16,250           94,000           16,250           94,000
    Payments under capital lease obligation                     (2,651)            --             (6,655)            --
    Proceeds from stock subscription receivable                   --               --               --              2,580
    Decrease in cash overdraft                                    --               --               --            (15,579)
                                                           -----------      -----------      -----------      -----------
             Net cash provided by financing activities         338,599          129,530          339,595          241,001
                                                           -----------      -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents             1,030             (944)        (340,250)          11,487

Cash and cash equivalents at beginning of period                17,315           12,431          358,595             --
                                                           -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period                 $    18,345      $    11,487      $    18,345      $    11,487
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

       For the nine months ended December 1999, the Company acquired office equipment in the amount of $41,272 through capital lease agreements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

WORLD DIAGNOSTICS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION:

       NATURE OF OPERATIONS

       World Diagnostics, Inc. (the "Company") was organized in Delaware on February 2, 1997. The Company has proprietary distribution agreements with four generic diagnostic products' manufacturers and has proprietary technology for rapid diagnostic tests in the area of infectious diseases and other diagnostic products. The products are sold predominately through distributors and dealers in twenty-nine countries which are primarily located in the Caribbean, South America, Eastern Europe and Asia.

       The financial statements reflect the combination of World Diagnostics, Inc. and Health Tech International. Effective March 31, 1998, these companies effected a combination of companies under common control, with World Diagnostics, Inc. being the surviving company. This combination was treated similar to a pooling of interests. All significant intercompany accounts and transactions have been eliminated from these financial statements.

       BASIS OF PRESENTATION

       The information for the three and nine months ended December 31, 1999 and 1998 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for such periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these interim financial statements are adequate to make the information not misleading. It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-SB (see File Number 000-27627) on file with the Securities and Exchange Commission.

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred losses of $1,153,617, $824,478 and $102,810 and had negative cash flows from operations of $598,502, $347,991 and $56,710 during the nine months ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. These factors including the uncertainty surrounding future equity financing through a contemplated offering raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

2.     NOTES PAYABLE:

       In April 1999, the Company paid the outstanding balance due under the Note to MediaVest, Inc. a Company controlled by the Chairman and shareholder of WDI through the issuance of 101,090 shares of common stock and $45,000 in cash. The fair market value of the common stock was $7.00 at the date of extinguishment. The restricted common stock cannot be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishment by 25%. An extraordinary loss of $468,223 was recorded in the statement of operations for the nine months ended December 31, 1999 representing the difference between the discounted fair market value of the common stock issued and the carrying amount of the Note extinguished.

       In June 1999, two shareholders and directors of the Company forgave a total of $20,000 in notes payable due from the Company. This action was treated as a capital contribution and resulted in an increase of $20,000 in additional paid-in capital. (See Note 3).

       On September 29, 1999, the Company received a loan of $50,000 from MediaVest, Inc., a Company controlled by a shareholder and Chairman of WDI. The loan is not collateralized, non interest bearing and is due on demand. In November 1999, the loan was repaid in full.

       In November 1999, MediaVest, Inc., a Company controlled by a shareholder and director loaned $25,000 to the Company which was repaid.

3.         COMMON STOCK

       In April 1999, the Company issued 748,500 shares of its common stock associated with the March 1999 exercise of 748,500 Warrants. This action resulted in a $748 increase in the common stock account and a corresponding $748 decrease in additional paid-in capital.

       In May 1999, the Company paid the outstanding balance due to various vendors through the issuance of 6,000 shares of common stock. The fair market value of the common stock was $7.50 at the date of extinguishment. The restricted common stock cannot be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishment by 25%. An extraordinary loss of $25,715 was recorded in the statement of operations for the nine months ended December 31, 1999 representing the difference between the discounted fair

WORLD DIAGNOSTICS, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

       market value of the common stock issued and the carrying amount of the accounts payable extinguished.

       During the nine months ended December 31, 1999, the Company issued 15,500 shares of its common stock to various non-employee consultants for past services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to non-employee consultants, the Company recorded compensation expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $92,046 in compensation expense, which is included in selling, general and administrative expenses in the statement of operations for the nine months ended December 31, 1999.

       In June 1999, two shareholders and directors of the Company forgave a total of $37,412 in notes payable and other liabilities due from the Company. This action was treated as a capital contribution and resulted in an increase of $37,412 in additional paid-in capital. (See Note 3).

       In November 1999, the Company authorized the issuance of a $375,000 aggregate loan through the issuance of five month 6% Subordinated Promissory Notes with interest and principal payable on March 31, 2000 and 187,500 Common Stock Purchase Warrants at a purchase price of $.10 per warrant. The warrants are exercisable at any time on or before September 30, 2000 at a price equal to the lower of either $6.00 per share of common stock or the most recent issue price of WDI Common Stock prior to March 31, 2000. The Promissory Notes are unsecured and the warrants have no registration rights or other conditions. $50,000 of this loan has been subscribed to by the children of the Chairman and Director of the Company.

4.     RELATED PARTIES

       The Company has a customer, Micro Services Industries, that is also a director and shareholder of the Company. Micro Services Industries accounted for 8% of the revenue for the nine months ended December 31, 1999.

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

REVENUES

For the three months ended December 31, 1999 ("Fiscal Year 2000 third quarter") and nine months ended December 31, 1999, revenue increased by 199% or $257,424 and 135% or $533,401 over the 1999 third fiscal quarter and nine months ended December 31, 1998. The increase is primarily due to higher prices to new customers in emerging markets and increased direct sales to end users such as physicians offices, hospitals, private laboratories, clinics and government agencies. Revenues decreased 67% in Western Europe in the 2000 third fiscal quarter over the 2000 second fiscal quarter due to a large one time sale in Western Europe in the second fiscal quarter.

Below is a breakdown of sales by region.

NET SALES TRENDS BY REGION

                                       THREE MONTHS              NINE MONTHS
                                   ---------------------    --------------------
Period Ended, (in Thousands)       12/31/99     12/31/98    12/31/99    12/31/98
                                   --------     --------    --------    --------
BREAKDOWN
OF REVENUES

Domestic Sales                        30           8           56          29

INTERNATIONAL
REVENUES:

                  Caribbean           81          73          270         230

                  South America      150          19          351          88

                  Eastern Europe      27          14           56          16

                  Central America     24           8           36           9

                  Pacific Rim         54           5           72          10

                  Western Europe      12                       70

                  Other                9           2           17          12
                                     ---         ---          ---         ---

TOTAL REVENUE                        387         129          928         394

            THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS
                             ENDED DECEMBER 31, 1998

COST OF SALES AND GROSS PROFIT

The Company's gross profit on product sales increased to $87,321 for the Fiscal Year 2000 third quarter from $26,146 in the 1999 third quarter. Gross profit increased as a percentage of sales to 23% for the third quarter of Fiscal Year 2000 from 20% in the third quarter of Fiscal Year 1999. Gross profit increased due to larger order quantities and special pricing from vendors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 245% from $99,153 for the third quarter of Fiscal Year 1999 compared to $341,493 for the third quarter of Fiscal Year 2000. The increase in selling, general and administrative expenses is primarily due to the overall growth experienced by WDI. Payroll and related tax expenses increased by $61,530 due to additional personnel hired for Technical Support, Sales and Marketing. Travel and trade shows increased by $15,900 for the Fiscal Year 2000 third quarter over Fiscal 1999. Professional fees increased by $36,540 for the Fiscal Year 2000 third quarter over the third quarter of Fiscal Year 1999 due to the professional fees associated with the Form 10-SB Registration. The Company incurred costs of $43,600 in connection with the continuing improvements of the Company's website redesign and related marketing and Internet infrastructure systems to enhance accessability and functionality for users in emerging international markets.

                                INTEREST EXPENSE

Interest expense decreased by $3,971 for the third quarter of Fiscal Year 2000 over the third quarter of Fiscal Year 1999. Interest expense was incurred primarily on the Promissory Notes and capital lease obligations in Fiscal 2000 for capital expenditures.

                                  OTHER INCOME

Other income increased by $283 in the three months ended December 31, 1999 compared to 1999 due to miscellaneous cash receipts dealing with non-operating activities.

                                    NET LOSS

The net loss and loss from operations for the three months ended December 31, 1999 increased to $259,404 or $(.06) per share from $82,493 or $(0.03) per share compared to the three months ended December 31, 1998. The loss increased primarily due to higher operating expenses related to staff increases to support the overall growth of the Company, new computer systems and technical training, continuing website redesign, and professional fees associated with the Company's 10-SB Registration Statement.

             NINE MONTHS ENDED DECEMBER 31, 1999 VERSUS NINE MONTHS
                             ENDED DECEMBER 31, 1998

                         COST OF SALES AND GROSS PROFIT

The Company's gross profit on product sales increased to $183,890 for the nine months ended December 31, 1999 from $103,023 for the nine months ended December 31, 1998. Gross profit decreased as a percentage of sales for the nine months of Fiscal 2000 to 20% from 26% for Fiscal 1999. Gross profit decreased due to the accelerated expansion of the Company during the first nine months of Fiscal Year 2000. The Company's revenues increased rapidly in the nine months ended December 31, 1999 which caused the Company to seek new suppliers and manufacturers (some internationally). There were numerous delivery delays from several suppliers which caused more frequent ordering that increased the freight costs of the products. In addition, the Company rejected several shipments from a particular supplier which further contributed to the delays and overall freight costs. This supplier has been replaced because of failure to remedy their production problems. The Company is seeking to increase inventory levels, subject to its ability to obtain further financing, which would alleviate smaller and more frequent orders and higher freight costs.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $256,202 for the nine months of Fiscal Year 1999 compared to $846,787 for the nine months of Fiscal Year 2000. The increase in selling, general and administrative expenses is primarily due to the overall growth experienced by WDI. Payroll and related tax expenses increased $253,456 due to additional personnel hired for Technical Support, Sales and Marketing. Travel and trade shows increased by $33,100 for Fiscal Year 2000 over Fiscal 1999. Professional fees increased by approximately $106,822 for the nine months of Fiscal Year 2000 over Fiscal Year 1999 due to the professional fees associated with the Form 10-SB Registration Statement and $375,000 loan and warrants. The Company incurred costs of $61,200 to redesign the website and related marketing and Internet infrastructure systems to enhance accessability and functionality for users in emerging international markets.

During the first quarter of Fiscal Year 2000, the Company issued 15,500 shares of its common stock to various non-employee consultants for past services rendered. The restricted shares cannot be sold for a twelve month period and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock on the date of issuance by 25%. Due to the issuance of these shares, the Company recorded $92,046 of compensation expense in the first quarter of Fiscal 2000.

                                INTEREST EXPENSE

Interest expense decreased by $3,105 in the nine months ended December 31, 1999 over December 31, 1998. Interest expense was incurred primarily on the Promissory Notes and capital lease obligations in Fiscal 2000 for capital expenditures.

                                  OTHER INCOME

Other income increased by $9,599 in the nine months ended December 31, 1999 compared to 1998 due to miscellaneous cash receipts dealing with non-operating activities.

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

                                    NET LOSS

The net loss for the nine months ended December 31, 1999 increased to $1,153,617 or $(.27) per share from $162,665 or $(.06) per share compared to the nine months ended December 31, 1998. For the nine months ended December 31, 1999, $585,984 of the loss was attributed to non-cash charges associated with equity transactions. The loss from operations for the nine months ended December 1999 was $659,679 or $(.16) per share, an increase of $497,014 over the nine months ended December 1998. The loss increased primarily due to higher operating expenses related to staff increases to support the overall growth of the Company, new computer systems and technical training, continuing website redesign, expenses relating to qualifying for the FDA Good Manufacturing Practices License and professional fees associated with the Company's 10-SB Registration Statement.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, WDI had cash and cash equivalents of $18,345 compared to $358,595 at March 31, 1999. Working capital, defined as current assets less current liabilities, was $(394,645) at December 31, 1999 as compared to $135,744 at March 31, 1999. The Company had current assets of $404,944 and stockholders' deficit of $(285,574) at December 31, 1999. This compares to current assets of $489,190 and stockholders' equity of $150,022 at March 31, 1999. These decreases are due primarily to the increased expenditures for professional fees, additional payroll and expansion. During the nine months ended December 31, 1999, the Company used $598,502 in operating activities, compared to $181,533 during the nine months ended December 31, 1998. The increase in cash used in operations was due to higher losses net of certain non-recurring non-cash transactions including loss on early extinguishment of debt and common stock issued in lieu of compensation, and increases in accounts receivable and inventory levels.

Cash used in investing activities in the nine months ending December 31, 1999 consisted of fixed asset purchases such as a new computer network, new accounting software, a cold room, website infrastructure, and other equipment and furniture. The Company had capital expenditures of $11,673 in Fiscal Year 1999 and $81,343 in Fiscal Year 2000.

Net cash flows provided by financing activities increased from $241,001 in the nine months ended December 31, 1998 to $339,595 in the nine months ended December 31, 1999. The increase is principally due to the proceeds from notes payable and issuance of warrants in the nine months ended December 31, 1999 over the same period in 1998.

On September 29, 1999, the Company received a loan for $50,000 from the Chairman of the Company which was repaid in November 1999. MediaVest, Inc., a Company controlled by a shareholder and director loaned $25,000 to the Company in November 1999, which was subsequently repaid. As of January 31, 2000, the Company had a cash overdraft of approximately $8,500. The Company continues to experience cash overdrafts in February, however there has been a significant accounts receivable collections effort to improve the cash flow. In November 1999, the Company authorized the issuance of a $375,000 aggregate loan through the issuances of five month 6% Subordinated Promissory Notes with interest and principal payable on March 31, 2000 and 187,500 Common Stock Purchase Warrants at a purchase price of $.10 per warrant. The warrants are exercisable at any time on or before September 30, 2000 at a price equal to the lower of either $6.00 per share of common stock or the most recent issue price of WDI Common Stock prior to March 31, 2000. Proceeds of the loan and warrants were primarily used for working capital, inventory increase, installation of a new accounting system, website development, legal and accounting fees. The Company will seek to repay the $375,000 bridge loan from borrowings from certain shareholders in the event that equity financing is not secured before such date, or will seek to have the Noteholders convert their notes into the Company's common stock.

The report of our independent certified public accountants in connection with our audited financial statements as of March 31, 1999 and March 31, 1998 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about our ability to continue as a going concern. These factors include recurring net losses in Fiscal Year 2000 and Fiscal Year 1999 and uncertainty surrounding future equity financing through anticipated offerings. WDI's ability to implement its business plan and continue as a going concern is dependent upon obtaining adequate financial resources. The Company has retained an investment banking firm to assist in the private placement of equity securities. The Company has been engaged in various exploratory discussions with prospective investors, and while no specific terms have been negotiated, a due diligence process has begun on behalf of some investors who are considering an equity investment in the Company. No assurance can be made that the private placement of Company equity will be successful. In such an instance, the Company would rely upon its shareholders and/or MediaVest, Inc. to meet future financing needs for the remainder of Fiscal Year 2000 while the Company pursues other financing alternatives.

The Company has recently formed a new subsidiary, GLOBALeMED.com, Inc., a Delaware corporation, to facilitate the expansion of its e-commerce business to business activities. The Company is continually developing its website and Internet marketing and infrastructure development for its GLOBALeMED system. The Company is continuing to explore the feasibility of establishing strategic alliances with compatible e-commerce partners for its GLOBALeMED system which could involve a financial investment by those parties for working capital.

In the Fiscal Year 2000 three fiscal quarters as well as Fiscal Year 1999, the Company has continued substantial operating losses which utilized most of its available cash reserves. The Company anticipates that it will continue to incur net losses for the forseeable future.

The Company does not intend to pay cash dividends in the forseeable future.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


The following is a list of exhibits filed as part of this report of Form 10-QSB. Where indicated, exhibits that were previously filed are incorporated by reference.

       (a)  EXHIBITS


                  NUMBER                   EXHIBITS
                  ------                   --------
                  * 3.1                    ARTICLES OF INCORPORATION

                  * 3.2                    BYLAWS

                  # 4.1                    PROMISSORY NOTE

                  # 4.2                    WARRANT CERTIFICATE

                   27.0                    FINANCIAL DATA SCHEDULE

-----------------------------
* Filed as an exhibit to the Registrant's Registration Statement of Form 10-SB, (Registration No. 000-27627), which was declared effective by the Securities & Exchange Commission on November 5, 1999 and incorporated herein by reference.

# Filed as an exhibit to the Company's 10-QSB for the period ended September 30, 1999, and incorporated herein by reference.

---------------------------------

       (b)  REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter ended December
            31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WORLD DIAGNOSTICS, INC.


Dated:  FEBRUARY 14, 2000              By:  /s/ KEN M. PETERS
                                            ------------------
                                                Ken M. Peters, President
                                                and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
-------

3.1             ARTICLES OF INCORPORATION

                  Filed as an exhibit to the Registrant's Registration Statement in Form 10-SB, No. 000-27627, which was declared effective by the Securities & Exchange Commission on November 5, 1999 and incorporated herein by reference.

3.2              BYLAWS

                  Filed as an exhibit to the Registrant's Registration Statement in Form 10-SB, No. 000-27627, which was declared effective by the Securities & Exchange Commission on November 5, 1999 and incorporated herein by reference.

4.1              PROMISSORY NOTE

                  Filed as an exhibit to the Company's 10-QSB for the period ended September 30, 1999, and incorporated herein by reference.

4.2              WARRANT CERTIFICATE

                  Filed as an exhibit to the Company's 10-QSB for the period ended September 30, 1999, and incorporated herein by reference.

27.0              FINANCIAL DATA SCHEDULE