Form 10QSB/A
period 1999-12-31
WORLD DIAGNOSTICS INC
filed 2000-03-07
CIK 1066795

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WORLD DIAGNOSTICS, INC.
BALANCE SHEET

                                                                          DECEMBER 31,      MARCH 31,
                                                                              1999            1999
                                                                          -----------      -----------
                                                                          (UNAUDITED)
                                   ASSETS

Current assets:
    Cash and cash equivalents                                             $    18,345      $   358,595
    Accounts receivable                                                       229,512           82,112
    Inventory, net of reserve of $19,066 at December 31, 1999
       and March 31, 1999                                                     133,156           42,484
    Other current assets                                                       23,931            5,999
                                                                          -----------      -----------
          Total current assets                                                404,944          489,190

Fixed assets, net                                                             130,054           16,979
Other assets                                                                   10,963            4,419
                                                                          -----------      -----------
          Total assets                                                    $   545,961      $   510,588
                                                                          ===========      ===========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Notes payable                                                         $   375,000      $   127,500
    Current portion of obligations under capital leases                        13,114            3,324
    Accounts payable and accrued expenses                                     411,475          222,622
                                                                          -----------      -----------
          Total current liabilities                                           799,589          353,446

Obligations under capital leases                                               31,946            7,120
                                                                          -----------      -----------
          Total liabilities                                                   831,535          360,566

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

WORLD DIAGNOSTICS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             -----------------------------     -----------------------------
                                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                1999             1998             1999              1998
                                                             -----------      -----------      -----------      -----------
                                                             (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues                                                     $   386,813      $   129,389          927,891      $   394,490

Cost of goods sold                                               299,492          103,243          744,001          291,467
                                                             -----------      -----------      -----------      -----------
    Gross profit                                                  87,321           26,146          183,890          103,023

Selling, general, and administrative expenses                    341,493           99,153          846,787          256,202
                                                             -----------      -----------      -----------      -----------
    Loss from operations before other expenses                  (254,172)         (73,007)        (662,897)        (153,179)

Other expenses:
    Interest expense                                               5,515            9,486            6,381            9,486
    Other income                                                     283               --            9,599               --
                                                             -----------      -----------      -----------      -----------
    Loss from operations before extraordinary item              (259,404)         (82,493)        (659,679)        (162,665)

Extraordinary loss on extinguishment of debt                          --               --          493,938               --
                                                             -----------      -----------      -----------      -----------
    Net loss                                                 $  (259,404)     $   (82,493)     $(1,153,617)     $  (162,665)
                                                             ===========      ===========      ===========      ===========
    Basic and dilutive loss per common share:

    Loss from operations before extraordinary item           $     (0.06)     $     (0.03)     $     (0.16)     $     (0.06)

    Extraordinary items                                               --               --            (0.12)              --
                                                             -----------      -----------      -----------      -----------
    Basic and diluted loss per common share                  $     (0.06)     $     (0.03)     $     (0.27)     $     (0.06)
                                                             ===========      ===========      ===========      ===========
    Weighted average number of common shares outstanding       4,281,827        3,008,391        4,238,776        2,881,504
                                                             ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     COMMON
                                                 COMMON STOK         STOCK      ADDITIONAL
                                              ------------------- SUBSCRIPTION   PAID-IN     UNEARNED    ACCUMULATED  STOCKHOLDERS'
                                                SHARES    AMOUNT   RECEIVABLE    CAPITAL   COMPENSATION    DEFICIT       EQUITY
                                              ---------  --------  ---------   -----------   ---------   -----------   ----------
Balance, April 1, 1997                        2,580,000  $  2,580  $  (2,580)  $        --   $      --   $   (13,832)  $  (13,832)

Capital contribution, net                            --        --         --        20,576          --            --       20,576

Net loss                                             --        --         --            --          --      (108,210)    (108,210)
                                              ---------  --------  ---------   -----------   ---------   -----------   ----------
Balance, March 31, 1998                       2,580,000     2,580     (2,580)       20,576          --      (122,042)    (101,466)

Payment of stock subscription receivable             --        --      2,580            --          --            --        2,580

Issuance of common stock at $0.125 per share    400,000       400         --        29,344          --            --       29,744

Issuance of common stock
   due to forbearance agreement
   at $0.125 per share                          200,000       200         --        24,800          --            --       25,000

Issuance of common stock for
   extinguishment of debt at $2.16 per share     29,237        29         --        63,013          --            --       63,042

Exercise of common stock purchase
   warrants                                     201,500       201         --       201,299          --            --      201,500

Proceeds from exercise of common stock
   purchase warrants to be issued                    --        --         --       374,250          --            --      374,250

Loss on warrant inducement                           --        --         --       374,250          --            --      374,250

Issuance of stock options                            --        --         --        13,440     (13,440)           --           --

Amortization of unearned compensation                --        --         --            --       5,600            --        5,600

Net loss                                             --        --         --            --          --      (824,478)    (824,478)
                                              ---------  --------  ---------   -----------   ---------   -----------   ----------
Balance at March 31, 1999                     3,410,737  $  3,410  $      --   $ 1,100,972   $  (7,840)  $  (946,520)  $  150,022
                                              =========  ========  =========   ===========   =========   ===========   ==========
Issuance of common stock for
   extinguishment of debt at $5.25 per share    101,090       101         --       530,622          --            --       530,723

Issuance of common stock from the
   exercise of common stock purchase
   warrants                                     748,500       749         --          (749)         --            --            --

Issuance of common stock for
   extinguishment of debt at $5.63 per share      6,000         6         --        33,744          --            --        33,750

Issuance of common stock for
   compensation of employees and
   non-employees at $6.04 and $5.63
   per share                                     15,500        16         --        92,030          --            --        92,046

Capital contribution from the forgiveness
   of debt by shareholder                            --        --         --        37,412          --            --        37,412

Amortization of unearned compensation                --        --         --            --       7,840            --         7,840

Proceeds  from stock purchase warrants           16,250    16,250

Net loss                                             --        --         --            --          --    (1,153,617)   (1,153,617)
                                              ---------  --------  ---------   -----------   ---------   -----------   -----------
Balance at December 31, 1999 (unaudited)      4,281,827  $  4,282  $      --   $ 1,810,281   $      --   $(2,100,137)  $  (285,574)
                                              =========  ========  =========   ===========   =========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

WORLD DIAGNOSTICS, INC.
STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           -----------------------------     -----------------------------
                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                              1999             1998             1999              1998
                                                           -----------      -----------      -----------      -----------
                                                           (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
    Net loss                                               $  (259,404)     $   (82,493)     $(1,153,617)     $  (162,665)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Extraordinary loss on extinguishment of debt                 --               --          493,938               --
       Common stock issued in lieu of compensation                  --               --           92,046               --
       Amortization of unearned compensation                     1,120               --            7,840               --
       Depreciation and amortization                             4,348               --            9,540               --
       Changes in  operating  assets and liabilities:
          Accounts receivable                                  (72,046)         (14,861)        (147,400)          (7,299)
          Inventory                                            (64,964)         (18,061)         (90,672)         (53,430)
          Other current assets                                   3,195           (1,644)         (17,932)          (3,579)
          Other assets                                          (5,540)              --           (6,544)          (2,600)
          Accounts payable and accrued expenses                124,062           (1,742)         214,299           11,732
                                                           -----------      -----------      -----------      -----------
             Net cash used in operating activities            (269,229)        (118,801)        (598,502)        (217,841)
                                                           -----------      -----------      -----------      -----------
Cash flow from investing activities:
    Purchases of fixed assets                                  (68,340)         (11,673)         (81,343)         (11,673)
                                                                            -----------      -----------      -----------
             Net cash used in investing activities             (68,340)         (11,673)         (81,343)         (11,673)
                                                           -----------      -----------      -----------      -----------
Cash flows from financing activities:
    Proceeds from notes payable                                400,000           35,530          450,000          160,000
    Payment of notes payable                                   (75,000)              --         (120,000)              --
    Proceeds from issuance of warrants                          16,250           94,000           16,250           94,000
    Payments under capital lease obligation                     (2,651)              --           (6,655)              --
    Proceeds from stock subscription receivable                     --               --               --            2,580
    Decrease in cash overdraft                                      --               --               --          (15,579)
                                                           -----------      -----------      -----------      -----------
             Net cash provided by financing activities         338,599          129,530          339,595          241,001
                                                           -----------      -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents             1,030             (944)        (340,250)          11,487

Cash and cash equivalents at beginning of period                17,315           12,431          358,595               --
                                                           -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period                 $    18,345      $    11,487      $    18,345      $    11,487
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

                          PART II - OTHER INFORMATION

ITEM 5

The purpose of this Amendment No.1 to 10-QSB filing is to include certain information in the statements of operations (unaudited) for the nine months ended December 31, 1999 and December 31, 1998 which were inadvertently not delivered in the Edgar Filing of February 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WORLD DIAGNOSTICS, INC.


Dated:  FEBRUARY 25, 2000              By:  /s/ KEN M. PETERS
                                            ----------------------------------
                                                Ken M. Peters, President
                                                and Chief Financial Officer