Form 10KSB
period 2000-03-31
WORLD DIAGNOSTICS INC
filed 2000-07-14
CIK 1066795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                                   (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended March 31, 2000

                                       OR

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the transition period from __________ to __________

                         Commission File Number: 0-27627

                             WORLD DIAGNOSTICS, INC.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                          65-0742342
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

          15271 N.W. 60th Avenue, Suite 201,Miami Lakes, Florida 33014
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (305) 827-3304
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class:                             Name of Each Exchange on
                                                    which Registered:

Common Stock, $.001 par value                              None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No [_]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         The issuer's revenues for its most recent fiscal year were $ 1,463,417.

         The aggregate market value of 2,188,087 shares of the Company's common stock held by non-affiliates was $9,846,392 as of June 30, 2000. The market value of the shares was calculated based on the closing sales price of a share of common stock on The OTC: Bulletin Board Market on such date.

         As of June 30, 2000, 4,313,827 shares of the registrant's common stock, par value $.001 per share, were outstanding.

         Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
         Yes [_] No [_]
         Not Applicable.

         Transitional Small Business Disclosure Format          Yes [_] No [X]

                             WORLD DIAGNOSTICS, INC.
                                      10KSB
                                TABLE OF CONTENTS



                                                                      Page No.


PART I.......................................................................4
   ITEM 1.  DESCRIPTION OF BUSINESS..........................................4
   ITEM 2.  DESCRIPTION OF PROPERTY.........................................14
   ITEM 3.  LEGAL PROCEEDINGS...............................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............14

PART II.....................................................................14
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........14
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......16
   ITEM 7.  FINANCIAL STATEMENTS............................................20
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            FINANCIAL DISCLOSURES...........................................20

PART III....................................................................21
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............22
   ITEM 10. EXECUTIVE COMPENSATION..........................................25
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..26
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................28
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................28
   EXHIBIT INDEX............................................................28
   SIGNATURES...............................................................30

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

         World Diagnostics, Inc. (the "Company") (OTCBB: WDGI), based in Miami Lakes, FL, is an early stage business that began operations in February 1997 for the purpose of servicing the growing international demand for medical diagnostic tests and allied laboratory products.

         The Company is a single source supplier and exporter of approximately 1,000 Company branded medical diagnostic test kits and allied laboratory products, of which approximately 150 of these products represent approximately 80% of the Company's revenues. The products are marketed through the Company's website, www.GLOBALeMED.com (which is also accessible through its other Internet addresses: www.labtestkits.com and www.worlddiagnostics.com), and its distributor network.

          The Company has developed and distributes, under its own brand name, a range of rapid immunodiagnostic products for point-of-care testing of certain human medical conditions and infectious diseases, in addition to other medical diagnostic tests and allied laboratory products. The Company's various rapid diagnostic test kits incorporate proprietary, genetically engineered technology to diagnose infectious diseases, such as HIV, Cholera, Hepatitis and Tuberculosis, as well as various sexually transmitted diseases. These products provide accurate and cost-effective diagnosis of acute and chronic conditions in the areas of reproductive health, viral and bacterial infectious diseases, gastrointestinal, hormonal, and autoimmune disorders, cancer and cardiac markers, therapeutic drugs and drugs of abuse testing. The Company's products are made to its specifications through a network of suppliers and contract manufacturers, many of which are interchangeable.

         The Company sells its medical diagnostic test kits and allied laboratory products through its websites in conjunction with a network of 88 distributors covering 63 countries. The Company's GLOBALeMED business to business e-commerce system serves as the Company's e-commerce solution for medical professionals to purchase medical diagnostic and allied laboratory products and access critical data and technology support online. The GLOBALeMED system is a worldwide multilingual, multi-cultural platform utilized by the Company's distributors to serve hospitals, clinical laboratories, physician's offices and certain pharmacies primarily in emerging market nations.

         In March 1998, the Company began to market its products by providing a limited menu of medical diagnostic tests that it offered for sale through international distributors. In May 1998 the Company acquired the assets of Health Tech International, Inc., which consisted primarily of proprietary distribution agreements and certain technology for rapid diagnostic tests. This transaction was treated as a combination of companies under common control with the Company being the surviving company. In July 1998 the Company received a US Food and Drug Administration ("FDA") Good Manufacturing Practices ("GMP") license from the FDA which is used for registering the Company's products for sale in various countries

         In March 1999, the Company posted its initial website (www.labkits.com), which was used by the Company to recruit new distributors. In June 1999, the Company added a rudimentary electronic shopping cart to the website, making it a fully transactional website for purchasing medical diagnostic test products online.

         In September 1999, the Company began the design of its GLOBALeMED e-commerce solution system, which became operational in November 1999. Local sites were launched in Chile and Romania in February 2000, and in South Africa in March 2000. As of June 2000, the Company has established fifteen such localized websites. In South America, sites have been established for Argentina, Chile, Colombia, Uruguay and Venezuela. In Europe, sites have been established for Spain and Poland. In Eastern Europe, sites have been established for Romania and the Czech Republic. In the Caribbean, sites have been established for Jamaica and Trinidad and Tobago. In Africa and the Middle East, sites have been established for South Africa and Egypt which also serves Kuwait. Localized websites currently in development include Belgium, Holland, United Kingdom, Hungry, Algeria and South Korea.

         The GLOBALeMED system is designed to permit participants in each country to purchase the Company's product offerings online, obtain technical information, product support and training in multiple languages. These websites provide for centralized online purchasing and serve as a resource on a local basis with respect to news and information concerning healthcare matters of community interests such as content provided by professional societies, event calendars, bulletin boards, and hyperlinks to other related websites. The GLOBALeMED system provides access to authoritative medical data through search engines and alliances with internationally recognized organizations, enabling professionals and businesses to obtain both local and global healthcare and medical laboratory information. In addition, a technical staff is available by telephone, fax, e-mail or online through the Company's website to support customers. The continuing implementation of the Company's GLOBALeMED system is dependent upon the Company's ability to continue to raise additional financing.

         The Company's revenues are derived primarily from Latin-America, the Caribbean and Eastern Europe, with the European Common Market, Asia, the Middle East and Africa representing the Company's secondary source of revenues. The Company's largest customer accounted for approximately 14% of the Company's revenues in the fiscal year ended March 31, 2000 ("Fiscal Year 2000") and 21% of its revenues in the fiscal year ended March 31, 1999 ("Fiscal Year 1999"). The Company's annual sales grew to $1,463,417 from approximately $576,250 in Fiscal Year 1999, and gross profit margins grew to 26% in Fiscal Year 2000 from 21% in Fiscal Year 1999.

         E-Commerce

         The Internet has emerged as the fastest growing communication medium in history and is dramatically changing how business communicates and shares information. It has created new opportunities for conducting commerce, streamlining complex processes, lowering costs and improving productivity. Through the Internet, the Company is able to communicate with a large number of buyers throughout a highly fragmented market who have significant dependence on product range, technical information and support. The Company enables distributors and end users of medical diagnostic tests and allied laboratory products to efficiently identify, evaluate and buy over 1,000 of the Company's products through the Company's website via a secure Internet based purchasing solution.

         The Company's GLOBALeMED system is comprised principally of the following elements:

         o     Industry Focused Transactional Website

         o     Online Technical Support and Training Aids

         o     Multi-lingual/Multi-cultural Navigation

         o     Medical News and Information throughout the World

         o     Community of Professional Interests

         o     Global and Localized Website Orientation

         o     Links to Other Websites for Authoritative Data

         The Company's transactional website is secure, easy to use and highly functional for ordering product. The Company's GLOBALeMED solution connects users with global health organizations providing authoritative information from an international database concerning clinical studies and patient results, disease states and healthcare conditions. In addition, it has a resource program for frequently asked questions. The Company's website is user-friendly, with a qualifying questionnaire that captures valuable information about customer purchasing patterns, preferences and interests. This data is automatically added to the Company's database to improve customer service and future data mining.

         The Company's GLOBALeMED e-commerce solution seamlessly links purchasers of medical diagnostic tests and allied laboratory products with the its ability to efficiently deliver a wide range of products and services unavailable from any other single source. The Company's supply chain integrates a manufacturing base of numerous producers that provide timely delivery of intermediate and finished goods to the Company, which conducts final inspection and packaging before shipping directly to its customers. The Company's GLOBALeMED solution offers a simplified electronic catalog to access technical and product information, product selection, pricing, and an efficient order and order-tracking mechanism.

         The Company is continuing to establish its GLOBALeMED system in certain target countries where management believes that its products will be in high demand. The GLOBALeMED system is creating a growing customer base by providing efficient online purchasing options, technical support, valuable information and industry news, and a community of interests where professionals can access data, obtain educational material and derive other benefits. Customers are able to access the Company's global home page or a local website that is adapted to local culture, languages and practices. The shopping cart option functions on a transparent basis to facilitate centralized purchasing. The shopping cart appears to the customer to be localized, while at the same time offering the option to visit the Company's global website and home page, or access the Company's GLOBALeMED websites in various other countries.

         The Company's centralized purchasing from its suppliers is based upon orders projected and received. Buying patterns differ around the world due to different disease states, environmental and cultural biases. Accordingly, forecasting levels of production from the Company's manufacturing network to meet sales expectations is closely monitored in terms of amounts, types of products, inventory requirements and timing of delivery. The Company recently installed a new accounting and management system plans to integrate information from its manufacturers and suppliers with its purchasing, sales forecasting and inventory levels so as to provide prompt delivery where such service enhances the Company's competitive position.

         Brand Equity

         The Company is concentrating on building brand equity through its distributor network, branded product sales, and through the GLOBALeMED system. Management considers brand equity to be important to build growth and recurring revenues.

         The Company's brand equity consists of the following components:

         o        World Diagnostics, WDI and GLOBALeMED

         o        "Smart Check" and "Smart Strip"  Products  Marketed  Under the
                  WDI label

         The  Company   plans  to  continue   building   brand  equity   through
advertising, marketing seminars and alliances that serve to increase sales and drive customers to its GLOBALeMED system. These include:

         o        Local   and   Global   Advertising   in  Trade   Publications,
                  Newsletters, Medical Journals and Healthcare Publications

         o        Educational   Seminars   for   Professional   Societies  on  a
                  Country-by-Country Basis

         o        Trade Shows and Special Events for Medical Professionals

         o        Direct Marketing  Initiatives and Special Promotions for Local
                  Groups

         o Public Awareness Campaigns with Government and Non-Government Organizations

         o Partnering with Local ISPs and Portals on a Global and by Country Basis

         o        Establishing  Marketing  Alliances  with Medical  Websites and
                  Businesses

         Market Overview

         The 1999 worldwide market for In Vitro Diagnostic ("IVD") test products such as urine, blood and saliva is estimated to be in excess of $20 billion annually, of which approximately 40% is in the US, 26% is in Europe, 12% is in Japan and 22% is in recently developed economies and emerging market countries. The moderately developed and emerging markets, whose aggregate market size is approximately $5 billion, has two components: public and private sectors, about $3.5 billion and $1.5 billion, respectively. It is estimated that nearly 95% of this market is derived from imports (Source: U.S. Department of State 1999, Theta Corporation, Diagnostic Consulting Group, Inc.). Tests for infectious diseases performed in emerging markets are about 70% of the total market, with growth in infectious disease tests exceeding 18% per annum. Of people worldwide who are HIV positive, 95% are in emerging markets or developing countries. These markets also have significant tuberculosis mortality rates and, of children who die before their fifth birthday, 98% are in these emerging markets or developing countries.

         Diagnostic product sales are driven by several factors, including:

         o The need for easier methods to diagnose disease states or medical disorders so as to enable effective physician response to the patient.

         o Recognition that diagnostic products afford early detection of diseases or medical disorders. o Prompt response to increases in infectious disease disorders through rapid diagnosis and isolation of infectious individuals.

         o Government policies to contain (decrease) costs to the medical and social system and to contain epidemic situations.

         The vast majority of international end users typically buy from numerous relatively small local distributors that often stock a limited range of test kits and lack the expertise to provide timely delivery and technical support. In emerging markets or moderately developed economies, the substantial majority of medical laboratories are small in size and account for approximately 90% of diagnostic product sales. By contrast, diagnostic product sales in the US are predominately to large labs. Smaller international accounts in highly fragmented markets have been less desirable by large corporations as they are too expensive to be managed or directly sold to by large corporations whose equipment and diagnostic products are capital intensive and geared to larger scale usage.

         In moderately developed economies and emerging markets, price, availability of products, ease of use and technical support are of major importance. The highest diagnostic priority in moderately developed economies is improvement in the efficiency and quality of physician care. In the emerging markets it is to identify and contain infectious disease disorders. In both markets, price delivery time, technical support and prompt response to inquiries are important. In theses emerging markets an increasing amount of funds are being provided by governments and development organizations, such as UNICEF, USAID, the World Bank and the IMF, for the use of rapid diagnostic testing, often at point of care or on-site, to identify and isolate infectious individuals. This policy is driven by the need to minimize costs to the medical and social system for the general health and welfare improvement of populations as well as containing epidemic situations. Moreover, population control is the second largest growth area in diagnostic product sales behind infectious diseases for the emerging markets countries. International funding of rapid diagnostic products for pregnancy and ovulation detection is also supported by UNICEF, USAID, the World Bank and the IMF.

         Products

         The Company's current catalog of approximately 1,000 products offers a comprehensive commonly used range of medical diagnostic test kits and allied laboratory products. A portion of these products were developed by the Company and are made to specifications by various manufacturers and suppliers. Others are made in generic form and packaged under the Company's label. The Company's emphasis on rapid tests include cardiac markers such as Tropinin I for instant point of care ("POC") myocardial infarction, cancer markers such as Prostate Specific Antigen tests to screen for prostate cancer, sexually transmitted disease tests for HIV, Gonorrhea, Chlamydia, Syphilis and infectious disease tests for Cholera, Tuberculosis, Dengue Fever, Rotovirus, Rubella and HCV.

         In June 1998, the Company received certification for its whole blood rapid HIV-1 and HIV-2 tests from the World Health Organization ("WHO") Special Program for Sexually Transmitted Diseases, which has been a leading product for revenue growth in certain countries. These tests, which have been designed by the Company, are advanced technologies, having a 100% positive predictor value. The Company has uniquely designed its HIV tests through genetic engineering to identify HIV 1 and HIV 2, sub type 0 and sub type C seroconverter blood markers, which are critical for early identification and complete screening purposes. Concurrently with achieving WHO certification, the Company launched its first proprietary rapid test product requiring no instrumentation and has significantly expanded this product line.

         The Company's diagnostic product line consists of four main groups and are marketed under the World Diagnostics, Inc. or the WDI label.

         o     Qualitative Rapid POC Diagnostic Tests
              Product brand name "Smart Check" for HIV, Syphilis, Ovulation, Pregnancy, Drugs of Abuse, and others tests used for infectious and immune complexes.

         o     Quantitative Laboratory Tests
              Product brand name "Smart Check" or "Smart Strip" for blood banking, hormones, cancer markers, infectious diseases, allergy, fertility, gastrointestinal, immune and other disorders.

         o     Routine Urine and Latex Agglutination Tests
              These products are demanded in emerging markets, offer lower sensitivity; but sometimes are preferred by some governments because they are inexpensive.

         o     Clinical Chemistry Reagents
              This product group is fundamental to all laboratory operations. While it is mature, it continues to be a widespread mode of clinical testing.

         Technology

         The Company employs technologies utilizing some of the most modern "formats" available in the medical laboratory diagnostics industry. Format refers to the platform under which animal and human proteins are utilized to determine quantitative or qualitative test results. The Company markets diagnostic quantitative and qualitative test kits covering clinical chemistry, amino acids and rapid diagnostic POC tests. The technology format primarily utilized by the Company's products embodies color development for a determination of results because most laboratories have instrumentation that can obtain results through optical density readings.

         Protein molecules called antibodies react with, or bind to, specific antigens, such as other antibodies, viruses, bacteria, hormones and drugs. The antibodies produced in response to a particular antigen bind specifically to that antigen. This characteristic allows for a wide range of diagnostic applications. The ability to detect the binding of antibodies to target antigens forms the basis for immunodiagnostic testing. Antibodies are typically deposited onto a solid substrate. A chemical label is then either incorporated onto the solid substrate or added separately once the solid substrate has been exposed to the test sample. If the target antigen is present in the test sample, the chemical label produces a visually identifiable color change in response to the resulting antibody reaction with the antigen. This provides a clear color endpoint for easy visual verification of the test results. Using this platform, whether as a qualitative or quantitative test, allows measurement of disorders covering product areas such as infectious diseases, cancer markers, hormones, immune disorders, fertility, therapeutic and drugs of abuse, serology, virology and microbiology.

         The Company's antibody and antigen tests are designed and engineered to use sophisticated molecular biology and DNA based genetic engineering techniques to produce proprietary and specific antigens to manufacture sensitive and specific kits for diagnosis. Natural immune systems of the human body produce antibodies to defend against abnormalities such as bacteria, viruses and cancer. Antibodies are produced in specific shapes and composition to attack and immobilize these abnormalities. Genetically engineered antibodies or antigens are more highly specific to increase detection of such abnormalities earlier than naturally formed antibodies. The Company offers four primary delivery system formats using the genetically engineered antigens: (1) Dipsticks, (2) Flow-through cassettes, (3) Microwell tests, and (4) A one-step lateral flow delivery system. While most diagnostic test formats utilize a basic antibody antigen concept, the four formats developed by the Company provide advanced proprietary technology and differ in terms of speed, ease of use, sensitivity, and specificity to address the particular needs of different tests.

         In 1998, the Company also funded the development of a one-step rapid urine HIV 1 & 2 diagnostic test in collaboration with an outside research party. The company paid for such research collaboration through a licensing arrangement, whereby the research suppliers may participate in future income streams through royalties. This agreement was terminated in September 1999 due to non-fulfillment by the research party. The Company believes the technical know-how it possesses is proprietary and would consider entering into other agreements with research and development firms to continue further development of the rapid urine HIV test should circumstances be warranted.

         Manufacturing

         The Company obtains IVD products through various contract arrangements with approximately 36 primary manufacturers and suppliers. The Company designs its own format and instructs manufacturers to produce products according to the Company's specifications. The Company inspects and tests for quality control upon receipt of these products and periodically conducts field audits of its suppliers to insure conformity to specifications and delivery schedules. These products come in many forms, such as enzymatic clinical chemistry products, quantitative immunodiagnostic assays and rapid immunodiagnostic products for POC and detection of human medical conditions and illnesses.

         The Company maintains an FDA packaging, quality control and research and development laboratory of approximately 1,200 square feet in Miami Lakes, Florida. Supplies are generally various laboratories devoted to antigen production, tissue culture, immunochemistry, and certain solid phase coating process and filling. The Company uses biological, chemical and packaging supplies and equipment generally available from multiple competing suppliers. The Company requires all suppliers to manufacture the Company products in compliance with GMP regulations governing the manufacture of medical devices. The Company complies with the process for a registered FDA facility and with the State of Florida.

         It is the Company's responsibility to verify that each component purchased from various suppliers and incorporated into the Company products is in conformity with FDA specifications. Dr Martin Muy, a genetic immunologist and Vice President-Technical Affairs, oversees the Company's quality control lab and conducts audits of the Company's suppliers and contract manufacturers to verify that Company specifications are met.

         Marketing and Distribution

         The Company intends to utilize its product positioning, advanced proprietary technology and GLOBALeMED e-commerce solution to meet the needs of its distributors. The Company's strategy is to transform its distributor base into an effective network of localized representatives that expand the Company's sales through conventional distribution methods and, at the same time, promote and market the Company's GLOBALeMED system. Distributors typically begin by first migrating their existing customer base on to the company's e-commerce platform, and then to recruit new customers. In addition, distributors receive commissions on all sales within its country, whether derived directly from its customer base or indirectly from other customers buying buying through the GLOBALeMED system.

         During Fiscal Year 2000 the Company's distributor customer base grew by approximately 67% to75 distributors serving approximately 63 countries from, approximately 45 distributors in Fiscal Year 1999. As of June 30, 2000, the number of distributors has increased to 88. The Company's non-distributor direct end-user customer base grew 780% in Fiscal Year 2000, from 5 in Fiscal Year 1999 to 44 in Fiscal Year 2000, covering 17 countries. Since the establishment of the Company's website, the Company has generated a substantial database of new customer leads, of which the majority are non-distributor direct end-user customer prospects that are screened and cultivated through e-mail and fax. In addition, activity for the Company's website has increased from approximately 3,800viewed visits per month in March 1999 to 17,000 viewed visits per month as of March 2000. The average length of time spent by a visitor to the site was between 1 to 3 minutes in March 1999, as compared to 5 to 15 minutes in March 2000.

         Through its website, the Company attracts new distributors who offer the capability for the Company to distribute increasing volumes of its products, promote the Company's brand name in the distributors respective country and service end-user customers. At present, a substantial portion of the Company's sales are derived from the Company's distributor base, many of which use the Company's website to place orders or to promote the Company's product line. The Company has its highest concentration of revenues from distributors in Latin-America, the Caribbean, and Eastern Europe. These regions accounted for approximately 78% of the Company's Fiscal Year 2000 revenues and 91% of revenues in Fiscal Year 1999. Revenue from the European Common Market, Asia, the Middle East and Africa continues to grow, having increased to 15% of total revenues in Fiscal Year 2000, from 5% of total revenues in Fiscal Year 1999.

         The Company plans to continue to recruit distributors in order to increase sales and market penetration and use its distributor network as a means to expand its GLOBALeMED system on a country-by-country basis. The Company is concentrating on those countries and geographic regions where it believes that it will have the greatest opportunity to establish growing market share and critical mass for its GLOBALeMED system. To date, the Company has established twelve such websites. Local websites created for the Company's distributors will be maintained by the Company. In addition to providing localized services and information, the Company will serve as a portal to other websites aligned with the Company's GLOBALeMED system. These distributors are becoming logistical support centers and serve as selling organizations to promote end users to utilize the Company's e-commerce solution. The distributor network facilitates and drives transactions through the local website to the Company's global website, where orders are centrally processed. Distributors are able to keep track of order status and fulfillment on a localized basis.

         The Company concentrates on selling medical diagnostic test kits that have significant repeat business. Once a customer's laboratory has standardized its test menu and reference ranges for the Company's products, the Company generally continues to be the provider of choice because of the need to maintain consistent accurate test results.

         Customers

         The Company has recently begun efforts to convert many of its accounts to online purchases through its GLOBALeMED e-commerce solution. Management expects this process to grow at different rates, depending upon various factors within each country. Approximately 74% of sales are to distributors and 26% of sales are direct to end-users (i.e., clinics, laboratories, hospitals, physicians' offices). The Company is actively marketing direct end users of its products and makes presentations at medical conferences and trade shows worldwide. The Company seeks a 30% gross profit margin on sales to distributors and 45% on sales to end-users. The Company's single largest customer accounted for approximately 14% of the Company's Fiscal Year 2000 revenues.

         The Company has established numerous incentives for distributors based upon their status that include: (i) discounts for pre-payment and prompt payment after delivery of goods; (ii) incentive coupons and cumulative value promotions for preferred customers who have good payment records; and (ii) other discounts relating to online and special promotional offerings. The Company plans to commence advertising and promotional campaigns aimed at end-user customers on a country by country base to accelerate the transition of its customer base from distributor to end-user customer denominated.

         Competitive Conditions

     The competitive landscape for e-commerce solutions in medical diagnostic tests and allied laboratory products is extremely fragmented and limited in scope, especially in the international market. Most competitors are sellers of equipment or medical supplies. Some sell a limited range of diagnostic test products. Websites include a few buying groups, trade associations, some small niche distributors or manufacturers, a few large manufacturers, some publishers, and a handful of virtual malls. About 75% of the websites researched by the Company were US based. None were comparable to GLOBALeMED. Major medical diagnostic companies (typically European or US) traditionally rely upon a master distributor to manage an umbrella distribution network for both public and private sector sales, which does not compete with the Company's strategy. The Company has generally found that currently: (i) the market is highly fragmented throughout the distributor and end-user landscape; (ii) website links are in an early stage of development; (iii) no company has yet to establish a critical mass or dominant market share in any particular area concerning the markets served by the Company; and (iv) the majority of the Company's competitors are small medical supply companies, buying groups, virtual malls and a few manufacturers. There can be no assurance that a major US or European company with greater resources than the Company will not develope a business which is comparible to and/or competive with the Company.

         Patents, Trademarks & Licenses

         The Company has not applied for patent protection with respect to any of its products. The Company protects its trade secrets through confidentiality and non-competition agreements executed by its employees and suppliers.

         Government Regulation

         The Company maintains an FDA certified Good Manufacturing Practices facility and has FDA approval for 464 of the approximately 1000 products it offers for sale. The Company has an FDA Registration Certificate of Foreign Commerce for its FDA approved products. The Company also has Certificates of Exportability 801(e) for all non-FDA approved products which are provided by the Company to distributors who have represented to the Company that such Certificates of Exportability permit the sale of the Company's products in the respective countries. The Company believes that the export of these products is in compliance with applicable foreign law. An insignificant amount of the Company's products are sold within the US which are subject to the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act as amended and/or provisions under the Safe Medical Act of 1990, which governs the manufacture and marketing of medical devices, including in vitro diagnostic test kits. In addition to the foregoing, the Company's present and future operations or products may be subject to regulation under the Occupational Safety and Health Act, Environmental Protection Act, Resource Conversion and Recovery Act, Toxic Substances Control Act, Clinical Laboratory Improvement Act and other present or possible future legislation and regulations, as well as by governmental agencies with regulatory authority relating to the Company's business.

         Research and Development

         The Company expended approximately $75,000 and $25,000 during Fiscal Year 2000 and Fiscal Year 1999, respectively, on research and development activities. These costs are borne by the Company and are not borne directly by the Company's customers. Typically, the product life cycle for diagnostic products is between 18 and 36 months. The Company's research and development is limited to design specifications for its various contract suppliers, which requires minimal capital expenditures and personnel. Accordingly, the Company does not conduct any primary product research and development, but works closely with its suppliers to implement appropriate changes, as required. The Company does not consider these expenditures to be significant, nor does it anticipate that they will become significant.

         Employees

         As of June 30, 2000 the Company had a total of 19 employees, 14 of which were full-time employees and 5 of which were part-time employees.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company's executive, administrative, technical affairs and warehouse facilities are located in Miami Lakes, Florida, in approximately 3,500 square feet of general use space. The lease commenced September 1998 and provides for an initial term of 2 years at $3,400 per month. There is an option to renew and an option to occupy additional space within the complex. The Company is negotiating a lease, to commence on or about October 2000, for a larger facility consisting of 10,000 square feet in Miami Lakes, Florida. The Company expects the term of the new lease to be for 10 years at $9,100 per month base rent.

ITEM 3.           LEGAL PROCEEDINGS.

         From time to time, the Company may be a party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or proceedings, which, in the opinion of management, if decided against the Company would have a material adverse effect on the Company's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              NONE

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Commencing third quarter 1998, the Company's common stock began trading on the Over The Counter Bulletin Board under the trading symbol "WDGI." The price set forth below reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. The prices in the table below represent the high and low sales price for the common stock as reported on the OTC Bulletin Board Market for the periods presented.



        1998                                   HIGH        LOW
                                             -------     -------

            Quarter Ending September 30        1.37         1.18
                                             -------     -------
            Quarter Ending December 31          3.25        1.37
                                             -------     -------

        1999

            Quarter Ending March 31             6.75        4.75
                                             -------     -------

            Quarter Ending June 30              8           6.37
                                             -------     -------

            Quarter Ending September 30         9.5         8
                                             -------     -------

            Quarter Ending December 31         10           9
                                             -------     -------

        2000

            Quarter Ending March 31            11.25        9.13
                                             -------     -------

            Quarter Ending June 30             11.50        1.75
                                             -------     -------


         The last reported sales price of the common stock on June 30, 2000 was $4.50 per share. The number of disclosed record holders of the Company's common stock was 71 on June 30, 2000.

         As of June 30, 2000, the Company is authorized to issue up to 10,000,000 shares of common stock par value $.001 per share, of which 4,313,827 shares are issued and outstanding. Of the outstanding shares, 2,673,827 are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). As of March 31, 2000, there are no restrictions on the common stock that limit the ability of the Company to pay dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available and to share pro rata in any distribution to the stockholders. Upon liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock. The outstanding shares of common stock of the Company are not subject to further call or redemption and are fully paid and non-assessable. The Company has not declared any dividends and does not intend to declare any dividends in the foreseeable future.

         On June 21, 2000, the Company completed a private placement of $500,000 in equity financing consisting of units for 71,440 restricted shares of common stock at a $7.00 per share price, together with warrants exercisable for an additional 71,440 restricted shares of common stock at an exercise price of $7.00 per share, or exchangeable without additional cash consideration, but subject to certain restrictions and lock-up provisions, for 71,440 restricted shares of the Company's common stock. The private placement was made to "accredited investors" and was exempt from registration pursuant to Section 4(2) of the Securities Act.

         The Transfer Agent for the Company's common stock is Manhattan Transfer Registrar Co., 58 Dorchester Rd., Lake Ronkonkoma N.Y. 11779, certificates to P.O. Box 361 Holbrook, N.Y. 11741, Phone (516) 585-7341.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           Forward-Looking Statements

         The statements contained in this Annual Report on Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan, "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. For ward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet, the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Annual Report on Form 10-KSB and elsewhere herein. The Company does not have any intention or obligation to up-date these forward-looking statements.

         The following discussion should be read in conjunction with the Company's consolidated financial statements.

         During the Company's fiscal year ending March 31, 2001 the Company plans to continue implementation of its GLOBALeMED system on a country-by-county basis, with a goal of launching 8 additional sites by December 31, 2000, thereby increasing its local websites from 17 to 25, covering a total of 25 countries. In order to meet this objective the Company anticipates that it will require financing of approximately $150,000. The Company intends to meet this and related objectives by raising approximately $300,000 in additional equity financing subsequent to the date of this filing. In addition, to meet its goals for expanded revenue growth and inventory levels, the Company is currently negotiating a $2,000,000 credit facility, secured by the Company's inventory and accounts receivable, under which actual borrowing availability will be formula-based. In connection with its planned expansion, the Company intends to move its operations from its current 3,500 square foot facility in Miami Lakes, Florida to a 10,000 square foot facility in Miami Lakes, Florida and, during the course of the year, hire approximately 2 additional sales representatives and 2 technical support persons.

         The Year Ended  March 31,  2000  compared  to the Year Ended  March 31,
1999.

         Revenues. Revenues for the year ended March 31, 2000 were $1,463,417, a net increase of $887,167 or 154% from $576,250 for the year ended March 31, 1999. The increase in revenues was attributable to (i) a 67% increase in the number of distributors, (ii) increased sales volumes to existing accounts, and
(iii) a 780% increase in the non-distributor customer base. The following table details the sales breakdown by geographic region.

         Region                             Year                   Year
                                           Ending                 Ending
                                           3/31/00               3/31/99
                                               (in thousands (000) )
         Domestic Sales                      $114                   $29
         Caribbean                           433                    341
         South America                       526                    129
         Eastern Europe                      135                    34
         Central America                      41                    15
         Pacific Rim                          92                    10
         Western Europe                       79                     2
         Middle East and Africa               43                    16

         Total Revenue                      1,463                   576


         South America, the Caribbean and Eastern Europe continued to be the strongest markets for the Company and in the aggregate accounted for 74.8% of total revenues for Fiscal Year 2000, down from 87.5% of total revenues for Fiscal Year 1999. The lower percentage contribution to total revenues for these markets points to the strong growth in both the number of distributors and volume of sales in other markets that the Company sells to, all of which demonstrated growth in excess of 100%.

         Gross Profit. The Company's gross profit on product sales increased to $384,556 for the Fiscal Year 2000 from $118,897 for Fiscal Year 1999. Gross profit as a percentage of sales increased to 26.3% from 20.6% in the comparable year of 1999. The improved gross profit margin was primarily the result of improved purchasing and volume price discounts. Margins are expected to continue to increase as a result of continued higher sales per order, enabling the Company to achieve further efficiencies in volume purchasing.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased to $1,280,598 for Fiscal Year 2000 from $496,972 for Fiscal Year 1999, an increase of $783,626 or 158%. During October 1999, the Company commenced implementation of its GLOBALeMED e-commerce business to business website. Expenditures in the approximate amount of $300,000 were incurred in developing the site content, building individual country websites, promotion, advertising and consultants fees to develop the site. Further significant expenditures, in excess of 10% of projected Fiscal Year 2001 revenues are expected to be incurred in the continued development of the GLOBALeMED system. This includes expenditures incurred in developing additional country websites, as well as promotion, marketing and advertising. Payroll and related tax expenses was $434,132 for Fiscal Year 2000, an increase of $267,776 from the $166,356 incurred during Fiscal Year 1999. The increased expenditure was due to additional personnel hired for information technology, technical support, sales and marketing as well as employee benefits. Professional fees and consultants paid during Fiscal Year 2000 increased by $152,114 over the comparable amount in Fiscal Year 1999. The increase is as a result of costs associated with the Company's Registration Statement filed in November 1999 as well as costs associated with the development of the GLOBALeMED infrastructure.

         Interest Expense. Interest expense was incurred primarily on borrowings in Fiscal Year 2000 from various private financing arrangements with non-affiliated parties. On October 27, 1999 the Company entered into a $375,000 promissory note (the "October Note") with detachable warrants. The October Note matured on March 31, 2000, bore 6% interest, and was increased to $410,000 through additional borrowing in January 2000. In November 1999 the Board of Directors authorized the issuance of 205,000 common stock purchase warrants associated with the October Note. In connection with the issuance of the 205,000 common stock purchase warrants associated with the October Note, a non-cash charge of $239,850 was recorded as interest expense in Fiscal Year 2000, which represents the present value discount of the debt computed as of the difference between the total fair value of the common stock underlying the warrants, which was $9.25 per share at the date of the authorization of issuance, and the exercise price of the warrants, which were $6.00.

         Extraordinary  Loss on  Extinguishment  of  Debt.  In April  1999,  the
Company's Board of Directors authorized the issuance of 101,090 restricted common shares and $45,000 in cash to extinguish the $107,500 outstanding balance of a promissory note due to MediaVest, Inc., a company controlled by a shareholder and the Chairman of the Board of the Company. MediaVest, Inc. participated in $50,000 of the initial $150,000 loan to the Company. The fair market value of the common stock on the date of issuance of the 101,090 shares was 7.00 per share. The restricted common stock cannot be sold for the first eighteen months and after that may only be sold in accordance with Rule 144. The Company discounted the fair value of the common stock by 25% on the date of the extinguishment. The extraordinary non-cash loss on the extinguishment of debt is $468,223, which is the difference between the fair market value of the stock and the carrying amount of the note extinguished. In May 1999, the Company paid the outstanding balances due to various vendors through the issuance of 6,000 shares of common stock. The fair market value of the common stock on the date of extinguishment was $7.50 per share. The restricted common stock cannot be sold for the first eighteen months and after that may only be sold in accordance with Rule 144. The Company discounted the fair value of the common stock by 25% on the date of the extinguishment. The extraordinary non-cash loss on the extinguishment of this debt is $25,715, which is the difference between the fair market value of the stock and the carrying amount of the debts extinguished.

         Loss on Extension of Debt. On March 15, 2000 the Company entered into a forbearance agreement which extended the maturity date of the October Note to May 31, 2000 and forgave all interest through such date. The Board of Directors authorized the issuance of 8,199 shares of common stock in consideration of this forbearance and the Company recorded a non-cash loss in connection with the issuance of the common stock of $67,642 as a result of the extension of the due date to May 31, 2000.

         Net Loss. The Company incurred a net loss of $1,701,820 or $(0.41) per share for Fiscal Year 2000 and reported a net loss of $824,478 or $(0.27) per share for the comparable period in 1999. Non-cash charges associated with extinguishment of debt, extension of debt and equity adjustments totaled $801,430 and $435,750 for Fiscal Year 2000 and Fiscal Year 1999, respectively. The operating loss increased to $896,042 in Fiscal Year 2000 from $378,075 in Fiscal Year 1999.

         Liquidity and Capital Resources.

         Since beginning operations in February 1997, the Company has continued to sustain operating losses which have resulted in the use of its cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future until it is able to generate sufficient revenues from product sales to sustain its operations and fund expenditures related to future growth.

         At March 31, 2000, the Company had cash and cash equivalents of $80,817 compared to $358,595 at March 31, 1999. The Company had negative working capital of $672,194 and positive working capital of $135,744 at March 31, 2000 and March 31, 1999, respectively. The Company had current assets of $634,872 and stockholders deficit of $522,035 at March 31, 2000. This compares to current assets of $489,190 and stockholders equity of $150,022 a year earlier. These decreases are due primarily to expenditures incurred to fund the growth of the Company.

         Cash used in operating activities was $777,150 and $347,991 in Fiscal Year 2000 and Fiscal Year 1999, respectively. Increased working capital investments in accounts receivable of $308,837 and inventory of $85,245 were made to support the growth in revenue in Fiscal Year 2000. This was offset by additional funding as a result of the increase in accounts payable for the year ended March 31, 2000 of $400,373.

         Cash utilized in investing activities was $132,400 in Fiscal Year 2000, compared to $9,991 for Fiscal Year 1999, and related to the purchase of fixed assets.

         Net cash provided by financing activities was $631,772 and $716,577 for Fiscal Year 2000 and Fiscal Year 1999, respectively, coming primarily from the proceeds of Notes issued in Fiscal Year 2000 and from the exercise of stock warrants in Fiscal Year 1999.

         There is no assurance that the Company will generate significant revenue or achieve profitability, or that the Company will not require additional working capital or other funds at a later date for the maintenance and expansion of operations. There is no assurance the Company will be successful in obtaining additional financing or that such financing will be available, nor if such financing becomes available that it would be upon acceptable terms to the Company.

         The report of the Company's independent certified public accounts in connection with its audited financial statements as of March 31, 2000 and March 31, 1999 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. These factors include recurring net losses since inception and uncertainty surrounding future equity financing through anticipated offerings. In June 2000, the Company completed a private placement of $500,000 of equity financing. The Company's ability to continue as a going concern is dependent upon obtaining adequate financial resources through securities offering or otherwise. The Company believes that it can obtain equity financing through a contemplated offering. However, there can be no assurance that such offering will be successful.

ITEM 7.           FINANCIAL STATEMENTS.

         The following financial statements are furnished as part of this Annual Report on Form 10-KSB.

Index to Financial Statements and Schedules                           Pages

         Report of Independent Certified Public Accountants            F-1

         Consolidated Balance Sheet as of March 31, 2000               F-2

         Consolidated  Statements of Operations  for each of
         the two fiscal years ended March 31, 2000 and March
         31, 1999                                                      F-3

         Consolidated  Statements  of Cash Flows for each of
         the two fiscal years ended March 31, 2000 and March
         31, 1999                                                   F-4 - F5

         Consolidated  Statement of Shareholders Deficit for
         each of the two fiscal  years  ended March 31, 2000
         and March 31, 1999                                            F-6

         Notes to Consolidated Financial Statements                 F-7 - F-13

Board of Directors  and Shareholders
World Diagnostics, Inc. and Subsidiary
July 5, 2000
Miami, Florida

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of World Diagnostics, Inc. and Subsidiary at March 31, 2000 and the related consolidated statements of operations, accumulated shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Diagnostics, Inc. and Subsidiary at March 31, 2000 and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The consolidated financial statements referred to above have been prepared assuming that World Diagnostics, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, negative cash flows from operating activities, and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in
Note 3. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.




                                                    CERTIFIED PUBLIC ACCOUNTANTS

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               At March 31, 2000


                                       ASSETS

Current assets
  Cash and cash equivalents ...................................     $    80,817
  Accounts receivable, less an allowance of $71,609 ...........         390,949
  Inventory, net of reserve of $19,066 ........................         127,729
  Other current assets ........................................          35,377
                                                                    -----------

     Total current assets .....................................         634,872

Fixed assets, net of accumulated depreciation .................         171,427
Other assets ..................................................           6,963
                                                                    -----------

     Total assets .............................................     $   813,262
                                                                    -----------

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses .......................     $   622,995
  Notes payable ...............................................         670,000
  Current portion of obligations under capital leases .........          14,071
                                                                    -----------

     Total current liabilities ................................       1,307,066

Obligations under capital leases, net of current portion ......          28,231
                                                                    -----------

     Total liabilities ........................................       1,335,297
                                                                    -----------

Shareholders' deficit
  Common stock; $0.001 par value; 10,000,000 shares authorized;
    4,281,827 shares issued and outstanding ...................           4,282
  Additional paid-in capital ..................................       2,122,023
  Accumulated deficit .........................................      (2,648,340)
                                                                    -----------

     Total shareholders' deficit ..............................        (522,035)
                                                                    -----------

     Total liabilities and shareholders' deficit ..............     $   813,262
                                                                    -----------




            Read Auditors' Report and Notes to Financial Statements

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                    CONSOLIDATED (2000) STATEMENTS OF OPERATIONS
                                             Years Ended March 31, 2000 and 1999


                                                            2 0 0 0         1 9 9 9
-------------------------------------------------------------------------------------
Revenues ...........................................     $ 1,463,417      $   576,250

Cost of good sold ..................................       1,078,861          457,353
                                                         -----------      -----------

Gross profit .......................................         384,556          118,897

Selling, general and administrative expenses .......       1,280,598          496,972
                                                         -----------      -----------

Loss from operations before other expenses .........        (896,042)        (378,075)

Other expenses:
  Loss on warrant inducement .......................            --           (374,250)
  Loss due to extension of debt ....................         (67,642)            --
  Interest expense (See Note 6) ....................        (254,490)         (26,611)
  Other income .....................................          10,292             --
                                                         -----------      -----------

Loss from operations before extraordinary item .....      (1,207,882)        (778,936)

Extraordinary loss on extinguishment of debt .......        (493,938)         (45,542)
                                                         -----------      -----------

Net loss ...........................................     $(1,701,820)     $  (824,478)
                                                         -----------      -----------






           Basic and dilutive loss per common share:
      Loss from operations before extraordinary item           (0.29)           (0.25)
                                  Extraordinary item           (0.12)           (0.02)
                                                         -----------      -----------

            Basic and diluted loss per common share:           (0.41)           (0.27)
                                                         -----------      -----------

Weighted average number of common shares outstanding       4,210,256        3,070,528
                                                         -----------      -----------






            Read Auditors' Report and Notes to Financial Statements

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                    CONSOLIDATED (2000) STATEMENTS OF CASH FLOWS
                                             Years Ended March 31, 2000 and 1999




                                                                  2 0 0 0         1 9 9 9
-------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss ..............................................     $(1,701,820)     $  (824,478)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
      Loss on warrant inducements .......................            --            374,250
      Loss due to extension of debt .....................          67,642             --
      Extraordinary loss on extinguishment of debt ......         493,938           45,542
      Common stock issued in lieu of interest ...........            --             15,958
      Common stock issued in lieu of compensation .......          92,046             --
      Amortization of unearned compensation .............           7,840            5,600
      Amortization of debt discount .....................         239,850             --
      Depreciation and amortization .....................          19,288            4,374
      Provision for bad debts ...........................          87,967            4,573
      Provision for excess inventory ....................            --             19,066
      Changes in operating assets and liabilities:
        Accounts receivable .............................        (396,804)         (49,872)
        Inventory .......................................         (85,245)         (41,279)
        Other current assets ............................         (25,128)          (4,721)
        Other assets ....................................          (2,544)          (2,919)
        Accounts payable and accrued expenses ...........         425,820          105,915
                                                              -----------      -----------

             Net cash (used) in operating activities ....        (777,150)        (347,991)
                                                              -----------      -----------

Investing activities
  Purchases of fixed assets .............................        (132,400)          (9,991)
                                                              -----------      -----------

Financing activities
  Net proceeds from issuance of common stock and warrants          16,250           29,744
  Proceeds from the exercise of stock warrants ..........            --            575,750
  Proceeds from notes payable ...........................         745,000          150,000
  Payment of notes payable ..............................        (120,000)         (25,000)
  Payments under capital lease obligations ..............          (9,478)            (918)
  Proceeds from stock subscription receivable ...........            --              2,580
  Decrease in cash overdraft ............................            --            (15,579)
                                                              -----------      -----------

           Net cash provided by financing activities ....         631,772          716,577
                                                              -----------      -----------

Net increase in cash and cash equivalents ...............        (277,778)         358,595

Cash and cash equivalents, beginning of year ............         358,595             --
                                                              -----------      -----------

Cash and cash equivalents, end of year ..................     $    80,817      $   358,595
                                                              -----------      -----------

continued

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                    CONSOLIDATED (2000) STATEMENTS OF CASH FLOWS
                                             Years Ended March 31, 2000 and 1999




continued

                                                                 2 0 0 0     1 9 9 9
--------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest ...................     $ 7,397     $ 1,611

  Supplemental disclosure of non-cash investing and financing activities:

      Fixed assets acquired through capital lease agreements     $41,336     $11,362

      Forgiveness of debt payable to directors considered
        to be a capital contribution .......................     $37,412     $  --

      Issuance of common stock for extinguishment of debt ..     $70,535     $26,542

      Issuance of warrants for other assets ................     $ 4,250     $  --









            Read Auditors' Report and Notes to Financial Statements

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                         CONSOLIDATED (2000) STATEMENTS OF SHAREHOLDERS' DEFICIT
                                             Years Ended March 31, 2000 and 1999

                                                    Common Stock     Common
                                                 ---------------     Stock     Additional
                                                 Number of         Subscription Paid-In     Unearned    Accumulated
                                                  Shares    Amount  Receivable  Capital   Compensation    Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998 .......................  2,580,000  $2,580  $(2,580)  $    20,576   $   --     $  (122,042)  $  (101,466)

Payment of stock subscription receivable ......       --      --      2,580          --         --            --           2,580

Issuance of common stock at $0.125 per share ..    400,000     400     --          29,344       --            --          29,744

Issuance of common stock due to ...............       --
  forbearance agreement at $0.125 per share ...    200,000     200     --          24,800       --            --          25,000

Issuance of common stock for extinguishment
  of debt at $2.16 per share ..................     29,237      29     --          63,013       --            --          63,042

Exercise of common stock purchase warrants ....    201,500     201     --         201,299       --            --         201,500

Proceeds from exercise of common stock
  purchase warrants to be issued ..............       --      --       --         374,250       --            --         374,250

Loss on warrant inducement ....................       --      --       --         374,250       --            --         374,250

Issuance of stock options .....................       --      --       --          13,440    (13,440)         --            --

Amortization of unearned compensation .........       --      --       --            --        5,600          --           5,600

Net loss ......................................       --      --       --            --         --        (824,478)     (824,478)
                                                 ---------  ------  -------   -----------   --------   -----------   -----------

Balance, March 31, 1999 .......................  3,410,737   3,410     --       1,100,972     (7,840)     (946,520)      150,022

Issuance of common stock for extinguishment
  of debt at $5.25 per share ..................    101,090     101     --         530,622       --                       530,723

Issuance of common stock from the exercise
  of common stock purchase warrants ...........    748,500     749     --            (749)      --                          --

Issuance of common stock for extinguishment
  of debt at $5.63 per shares .................      6,000       6     --          33,744       --                        33,750

Issuance of common stock for compensation
  of employees and non-employees at $6.04
  and $5.63 per share .........................     15,500      16     --          92,030       --                       92,046

Capital contribution from the forgiveness of
  debt by shareholder .........................       --      --       --          37,412       --                       37,412

Amortization of unearned compensation .........       --      --       --            --        7,840                      7,840

Portion of the proceeds from issuance of debt
  securities with detachable warrants allocable
  to the warrants .............................       --      --       --         260,350       --                       260,350

Loss due to extension of debt .................       --      --       --          67,642       --            --          67,642

Net loss ......................................       --      --       --            --         --      (1,701,820)   (1,701,820)
                                                 =========  ======  =======   ===========   ========   ===========   ===========

Balance, March 31, 2000 .......................  4,281,827  $4,282  $  --     $ 2,122,023   $   --     $(2,648,340)  $  (522,035)
                                                 =========  ======  =======   ===========   ========   ===========   ===========

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       NATURE OF OPERATIONS

         The consolidated financial statements include the accounts of World Diagnostics, Inc. and its wholly-owned subsidiary, GLOBALeMED.com, Inc.

         World Diagnostics, Inc. (the "Company") was organized in Delaware on February 2, 1997. GLOBALeMED.com, Inc. was organized in Delaware on March 9, 2000. The Company markets medical diagnostic and laboratory products derived from contract suppliers. The Company has proprietary manufacturing agreements with 36 primary generic diagnostic products manufacturers and has developed certain proprietary technology for rapid diagnostic tests in the area of infectious diseases and other diagnostic products. The products are sold predominately through distributors, dealers and through the Company's GLOBALeMED e-commerce system in 63 countries.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

         Cash  and  Cash  Equivalents.   The  Company  considers  highly  liquid
         investments with original maturities of three months or less from the dates of purchase to be cash equivalents.

         Inventory. Inventory is stated at the lower of cost or market using the average cost method. As of March 31, 2000 and 1999, substantially all inventories represent finished goods held for sale. The Company recorded a provision of approximately $19,000 for both years ended March 31, 2000 and 1999, to reduce the carrying amount of the inventory to its net realizable value.

         Property and Equipment. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

         Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

2.       SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments. The carrying amount of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration. The carrying amount of debt approximates fair value because the interest rates are similar to the interest rates currently available to the Company.

         Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates. SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Revenue Recognition. Revenue is recognized when the product is shipped.

         Research and Development Costs. Research and development costs are charged to expense when incurred.

         Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted earnings per share are not presented because the effects would be anti-dilutive.


2.       SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Stock Based Compensation. Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation", requires that all transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         Technology  and  Content.   Technology  and  content  expenses  consist
         principally of payroll and related expenses for development, editorial, systems, consultants and costs of acquired content.

         Technology and content costs are generally expensed as incurred and included in selling, general and administrative expenses, except for certain costs relating to the development of internal-use software, including those relating to the Company's Web sites, that are capitalized and depreciated over estimated useful lives.


3.       GOING CONCERN - UNCERTAINTY

         As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has initiated  several actions to generate  working capital
         and  improve   operating   performances,   including  equity  and  debt
         financing.

         There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.       FIXED ASSETS

         Fixed assets consist of the following at March 31, 2000:

                        [OBJECT OMITTED]

         Amounts subject to capital leases at March 31, 2000, included in computer equipment and software above, total $46,292 net of accumulated amortization of $9,555.


5.       NOTES PAYABLE

         Notes payable at March 31, 2000 consists of the following:

                  [OBJECT OMITTED]

         MediaVest, Inc., a company controlled by a shareholder and director of the Company, made short term non-interest bearing loans to the Company in the aggregate of $75,000. These loans were repaid in November 1999.

6.       COMMON STOCK

         On June 15, 1998, the Company amended its Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of common stock, par value $0.001 per share.

         In June 1998, the Company completed a private placement of its common stock in which it issued 400,000 shares of its common stock at $0.125 per share. In connection with the private placement, the Company issued 950,000 common stock purchase warrants (the "Warrants"). Each Warrant was exercisable into one share of the Company's common stock at $1 per share until expiration on March 15, 1999. During 1999, 201,500 Warrants were exercised at the original $1 exercise price. In March 1999, the Company extended the expiration date of the Warrants to June 30, 1999, and reduced the exercise price to $0.50 per share. The remaining 748,500 Warrants were exercised in March 1999. As a result of the modification to the terms of the Warrants, the Company recorded a loss of $374,250 during 1999.

         During August 1998, the Company filed the necessary documents with the National Association of Securities Dealers and its common stock began trading on the over-the-counter market in October 1998.

         The Company entered into a $150,000 promissory note (the "Note") with MediaVest, Inc. (the "Creditor"), a company controlled by a shareholder and director of the Company on May 26, 1998. The note bears interest at 10% and had a maturity date of August 24, 1998. The Company had an option to extend repayment on the Note for an additional 90 days. The note was senior to all prior security interest and was collateralized by all of the Company's assets and guaranteed by a director of the Company. On August 24, 1998, the Company entered into a forbearance agreement with the Creditor. The forbearance agreement extended the maturity date of the note to February 24, 1999, and forgave all interest through February 24, 1999. In consideration for this forbearance agreement, the Board of Directors authorized the issuance of 200,000 shares of the Company's common stock to the Creditor. Management determined that the fair value of the common stock was $0.125 per share, the same price recorded in a private placement of the Company's common stock completed in June 1998. A loss in the amount of $15,958 was recorded in the 1999 statement of operations as interest expense which represented the difference between the total fair value of the common stock issued and the amount of interest forgiven.

         In November 1998, a non-employee consultant was granted options to purchase an aggregate 12,000 shares of common stock at $1.50. Pursuant to SFAS No. 123 in accounting for this non-employee stock option grant, the Company recorded unearned compensation in the amount of $13,440, which is being amortized ratably over the vesting period of one year. The fair value of the options on the grant date was calculated using the Black-Scholes Option Pricing Model.

         On December 22, 1998, the Company's Board of Directors authorized the issuance of 29,237 restricted shares of its common stock to extinguish $17,500 of the note. The fair market value of the common stock was $2.88 at the date of extinguishments. The restricted common stock cannot be sold for an 18-month period and after that can only be sold in accordance with Rule 144. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishments by 25%. An extraordinary loss of $45,542 was recorded in the 1999 statement of operations representing the difference between the discounted fair market value of the common stock issued and the carrying amount of the note extinguished.

         In April 1999, the Company paid the outstanding balance due under the note to MediaVest, Inc., a company controlled by the Chairman and shareholder of World Diagnostics, Inc. through the issuance of 101,090 shares of common stock and $45,000 in cash. The fair market value of the common stock was $7.00 at the date of extinguishments. The restricted common stock cannot be sold for a 12 month period form the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishments by 25%. An extraordinary loss of $468,223 was recorded in the statement of operations for the year ended March 31, 2000 representing the difference between the discounted fair market value of the common stock issued and the carrying amount of the note extinguished.

         In April 1999, the Company issued 748,500 shares of its common stock associated with the March 1999 exercise of 748,500 Warrants. This action resulted in a $748 increase in the common stock account and a corresponding $748 decrease in additional paid-in capital.

         In May 1999, the Company paid the outstanding balance due to various vendors through the issuance of 6,000 shares of common stock. The fair market value of the common stock was $7.50 at the date of extinguishment. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishment by 25%. An extraordinary loss of $25,715 was recorded in the statement of operations for the year ended March 31, 2000 representing the difference between the discounted fair market value of the common stock issued and the carrying amount of the accounts payable extinguished.

         In June 1999, two of the Company's directors forgave $37,412 in notes payable and other liabilities due from the Company. This was treated as a capital contribution and resulted in an increase of $37,412 in additional paid-in capital.

         In November 1999, the Company authorized the issuance of 205,000 Common Stock Purchase Warrants in connection with the note payable of $410,000. The Warrants are exercisable at any time on or before September 30, 2000 at a price equal to the lower of either $6 per share of common stock or the most recent issue price of World Diagnostics, Inc.'s common stock prior to March 31, 2000. The Warrants do not have registration rights or other conditions. The proceeds from the issuance of the notes payable with the warrants, were allocated between the warrants and the notes payable based on their relative fair values at the time of issuance. The amount allocable to the warrants was $260,350, as calculated using the Black-Scholes Pricing Model, and was accounted for as additional paid-in capital. The difference between the amount allocable to the warrants and the proceeds received from the issuance of the warrants was $239,850 and was accounted for as a debt discount, which was amortized to interest expense.

         In March 2000, the Company authorized the issuance of 8,199 shares of common stock (including 1,000 shares to parties related to a member of the Board of Directors) to extend the due date of the $410,000 note to May 31, 2000. The fair market value of the common stock was $11.00 per share at the date of extension. The common stock is restricted and can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company

6.       COMMON STOCK (Cont'd)

         discounted the fair value of the Company's common stock at the date of extension by 25%. The Company recorded $67,642 as a loss due to extension of debt at March 31, 2000.

         During the year ended March 31, 2000, the Company issued 15,500 shares of its common stock to various non-employee consultants for past services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $92,046 in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2000.

7.       LEASES

         The Company leases office facilities and equipment under long-term leases. The office lease expires on September 30, 2000.

         At March 31, 2000, future minimum lease payments, under operating and capital leases are as follows: [OBJECT OMITTED]

         Rent expense was approximately $46,000 and $34,000 for the years ended March 31, 2000 and 1999, respectively.


8.       DEFERRED INCOME TAXES

         At March 31, 2000, the Company has available net operating loss carryforwards of $2,070,000 which will expire through 2017.

         After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.



8.       DEFERRED INCOME TAXES (Cont'd)

         Accordingly, components of the Company's net deferred income taxes at March 31, 2000 and 1999 are as follows:

                  [OBJECT OMITTED]

9.       CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash investments with high quality financial institutions and believes that the risk of loss is remote.

         The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses.

         One customer, a director and shareholder of the Company, accounted for approximately 8% and 21.2% of sales for the years ended March 31, 2000 and 1999, respectively. The accounts receivable from this customer was $12,755 at March 31, 2000.

         Another customer accounted for 13.3% and 6.7% of sales for the years ended March 31, 2000 and 1999, respectively. This same customer had an accounts receivable balance of $58,597 at March 31, 2000. Substantially all of the Company's sales in fiscal 2000 and 1999 were made to international customers.

         Purchases from one supplier represented 13.7% and 0% of purchases for the years ended March 31, 2000 and 1999, respectively. This same supplier was owed $59,457 at March 31, 2000.

10.      SUBSEQUENT EVENTS

         The Company completed a private placement of $500,000, consisting of 71,440 shares of the Company's common stock priced at $7.00 per share and warrants, exercisable at $7.00 per share or exchangeable, without additional cash consideration, but subject to certain restrictions and lock-up provisions, for an additional 71,440 shares of the Company's common stock.

         The Company issued 16,000 shares of common stock to non-employees for services, 20,000 shares of common stock to employees and 60,000 common stock purchase warrants to directors of the Company.

         The Company authorized the issuance of shares of common stock to noteholders as an inducement to convert their loan in its entirety, waive all accrued interest, and exchange all outstanding common stock purchase warrants. Noteholders of $285,000 of the notes elected to convert their loan and 162,900 shares of common stock were authorized to be issued.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURES.

         On June 15, 2000, the Company dismissed its independent accountants, PricewaterhouseCoopers LLP, and retained Gerson, Preston & Company, P.A. as the Company's new independent accountants. The decision to change accountants was not as a result of any disagreement between the Company and PricewaterhouseCoopers LLP. The decision was made by the Chairman of the Board and President of the Company, and ratified by the Company's Board of Directors.

         PricewaterhouseCoopers LLP audited the Company's consolidated financial statements for the fiscal years ended March 31, 1999 and 1998. Their reports on such consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports of PricewaterhouseCoopers LLP for the fiscal years ended March 31, 1999 and 1998 contained an emphasis of matter paragraph relating to the Company's ability to continue as a "going concern."

         In connection with its audits of the Company's financial statements as of March 31, 1999 and for each of the two years in the period ended March 31, 1999 and through June 15, 2000, there were no disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make a reference to the subject matter of such disagreements in connection with their reports.

         During each of the two fiscal years ended March 31, 1999 and 1998 and through June 15, 2000, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Company's former accountants have been requested to furnish the Company with a letter, addressed to the Securities and Exchange Commission, stating whether the former accountants agree or disagree with the statements made by the Company concerning PricewaterhouseCoopers LLP. The letter from the former accountants will be filed as Exhibit to an amendment to the Company's 8-K filed on June 27, 2000, when received by the Company.

         During the Company's fiscal years ended March 31, 1999 and 1998 and through June 15, 2000, neither the Company nor anyone on its behalf has consulted the Company's newly engaged accountants regarding either the application of accounting principles to a specific transaction, whether completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report or oral advice was provided that the Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. During such period, neither the Company nor anyone on its behalf consulted its new accountants on any matter that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-K.


                                    PART III

         In late June 2000 the Company became aware of a technical defect in its Certificate of Incorporation and By-laws which did not affect the Company's status as a corporate entity under the of Delaware General Corporation Law (the "DGCL"), but which required remedy by the Company. In February 1997, the Company was organized as a "close corporation" under the DGCL. A close corporation is a corporation which elects, under Section 342 of the DGCL, among other things, to: be managed by its shareholders, and not by a board of directors; restrict the transfer of its stock; and restrict the ownership of its stock to no more than thirty stockholder. In the second quarter of 1999 the Company took action, including the issuance of shares of common stock to more than thirty holders of record, which revoked its status as a close corporation. Upon revocation of its close corporation status the Company became a "regular" corporation under the DGCL managed by its Board of Directors, however, the Company did not amend its Certificate of Incorporation and By-laws at that time. Accordingly, the Company intends to amend and restate its Certificate of Incorporation and By-laws and ratify the election of its current Board of Directors, On July 11, 2000, in connection with such action, the Company filed an Information Statement with the Securities and Exchange Commission pursuant to Section 14(c) of the Exchange Act and Rule 14c-2 thereunder.


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a) The names, ages and positions of all executive officers of the Company as of June 30, 2000 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the annual meeting of stockholders.

         The directors, executive officers and key management employees of the Company are:

                     NAME                       AGE                                  POSITION

Ken M. Peters                                   52           President, Chief Executive Officer and Director
Barry Peters                                    59           Chairman, Treasurer and Director
Paul R. Kamps                                   36           Vice President - Finance and Administration
Kenneth Lambley                                 60           Vice President - Sales and Marketing
Martin Muy, Ph.D.                               40           Vice President - Technical Affairs
Maureen Besson                                  36           Vice President - Operations and Secretary
Robert C. Mendes                                32           Director of Information Technology
Trevor Campbell, MT, FMT                        54           Director
Michael Kondracki                               39           Director
Richard P. Humbert                              56           Director
Orna L. Shulman                                 41           Director


         Ken Peters, Kenneth Lambley, Martin Muy and Trevor Campbell were elected to their positions as officers and directors of the Company in February 1998; Maureen Besson was elected Secretary in February 1998 and Vice President - Operations in October 1999; Barry Peters was elected Chairman of the Board in October 1998; Michael Kondracki was elected as a director in November 1998; Richard P. Humbert was elected as a director in May 2000; Robert Mendes was appointed Director of Information Technology in May 2000; Paul R. Kamps was elected Vice President - Finance and Administration in June 2000; and Orna L. Shulman was elected as a director in June 2000.

         KEN M. PETERS is President, Chief Executive Officer and founder of World Diagnostics, Inc. From September 1995 to August 1996 Mr. Peters was an independent consultant specializing in health care and biotechnology. From September 1996 to January 1998 Mr. Peters was Vice President of Sales and
Marketing for Biodiagnostica, Inc. From 1984 to 1994 Mr. Peters held senior international marketing positions with Pharmacia, AG, American Monitor Corp. and Flow Laboratories, Inc. Mr. Peters has extensive experience spanning a twenty-five year period in sales and marketing of diagnostic products, particularly in the international marketplace. From 1979 to 1982, Mr. Peters was the General Manager of Abbott Diagnostics, a division of Abbott Laboratories, Inc., for the Caribbean, Central and South America. Mr. Peters was instrumental in assisting the launch of several start-up ventures in the biotech industry, including Genus Diagnostics, Inc. and BioAssay Systems Corp. Ken Peters has received numerous awards from the Biomedical Marketing Association, and he has been recognized for outstanding achievements by Who's Who in American Health Care Marketing. Mr. Peters has published several articles in national journals concerning technology, healthcare and marketing, and he has been quoted in national periodicals, such as the Wall Street Journal, Clinical Chemistry Systems and others. He has spent numerous years traveling throughout South America and Europe speaks Spanish fluently. Mr. Peters received a M.A. in Economics from the University of New Mexico in 1972 and received his B.A. in Business and Economics from the City University of New York in 1969. Mr. Ken Peters, President of the Company and Mr. Barry Peters, Chairman, are brothers.

         BARRY PETERS has served as the Chairman of the Board of the Company since October 1998. Since 1997 he has also served as the Chief Executive Officer of MediaVest, Inc., a private-investment firm. From 1995 to 1997 Mr. Peters was Chairman and Chief Executive Officer of All-Comm Media Corporation. Mr. Peters has over 25 years experience in corporate development, management and finance. He is Chairman of the Board of Appian Graphics, Inc., a company specializing in multi-monitor computer displays. He is the founder and former Chairman and Chief Executive Officer of All-Comm Media Corporation (Nasdaq), a direct marketing and Internet marketing services company (now Marketing Services Group, Inc.). Previously, Mr. Peters was instrumental in sponsoring management buyouts and providing early stage financing for companies that included: Metpath, Inc., Integrated Resources, Inc., ESB Ray-O-Vac Corp., Aydin Corporation, Exide Corporation, Avco/Embassy Pictures Corp., Time/Warner, ITT Corporation, Allied Signal Companies, Inc., Borg-Warner Corporation and F. Schumacher & Co., Inc. Mr. Peters began his career as a Staff Financial Analyst for RCA Corporation. Mr. Peters received a MBA in Finance from the Baruch School of Business in 1969, and his BA in Economics from Hofstra University in 1968, graduating magna cum laude. Mr. Peters is the brother of Ken Peters, President of the Company.

         PAUL R. KAMPS joined the Company as Vice President - Finance and Administration in June 2000. Mr. Kamps is a CPA and Chartered Accountant, with over 13 years of financial and operating experience at small and mid sized companies, with particular emphasis in the international arena. From March 1999 to May 2000 Mr. Kamps was employed by E-Z Serve Convenience Stores as an independent financial consultant. From October 1998 to February 1999 he was employed by LKQ Corporation as Controller, as Controller. From November 1996 to September 1998 he was employed by Proven Edge, Inc. as Controller, and from July 1995 to October 1996 Mr. Kamps was employed by Medical Resources, Inc. as a Accounting Manager. Mr. Kamps received his Bachelor of Accounting Science, with honors in 1989, from the University of South Africa, Johannesburg, South Africa, and his Bachelor of Commerce in 1987 from the University of Witwatersrand, Johannesburg, South Africa.

         KENNETH LAMBLEY has served as the Vice President-Sales and Marketing of the Company since December 1998. Prior to joining the Company Mr. Lambley was employed by Seradyn Diagnostics, Inc. from January 1968 to December 1998 in various executive capacities. At Seradyn, Mr. Lambley was employed in various positions beginning in sales, through marketing to a position as international sales director for Seradyn Diagnostics a subdivision of Dow Chemical which was later acquired by Mitsubishi. During his thirty-year career, his responsibilities included sales and marketing management for both diagnostic and pharmaceutical products that included direct sales to regional management of the sales force and to distribution management, including International. Mr. Lambley received his undergraduate diploma from Nottingham College, in the United Kingdom in 1963 and received his graduate degree in international marketing in 1965; he studied pharmacy in the Royal Army Medical Corps from 1963 through 1966.

         MARTIN MUY, PH.D. has served as the Vice President-Technical Affairs of the Company since April 1999. Dr. Muy has over eight years experience in developing genetically engineered diagnostic research and health technology products concerning microbiology and immunology, and immunology assays. From June 1998 until 1999 Dr. Muy was employed as Senior Product Development Manager for PharmaCorp (USA and Mexico), where he worked on commercialization of various technologies. From September 1995 to June 19987 Dr. Muy was a post-doctoral student of the University of Massachusetts and Oregon Health Sciences University. Dr. Muy was also employed as Senior Product Development Manager for PharmaCorp (USA and Mexico), where he worked on commercialization of various technologies. In addition, Dr. Muy has been engaged by such companies BPL (UK), Schering Plough (USA), Ortman Biomedics (Switzerland) and Epitope (USA). Dr. Muy also has been employed at various Research Centers performing work, including:
Earles A. Chiles Institute Providence Medical Center; The Department of Infectious Diseases at the University of Massachusetts Medical Center and Oregon Health Sciences University. Dr. Muy received his Ph.D. in Biologic Sciences from Mexico University in 1989, and his B.S. in 1985. Dr. Muy completed three post-doctoral programs at the University of Oregon from 1991 through 1997.

         MAUREEN BESSON has served as Vice President - Operations and Secretary since June 1998. Ms. Besson has over ten years experience in operations management commencing with the Intercontinental Hotel chain in Caracas Venezuela from 1987 until 1992. From 1992 to 1994 Ms. Besson was occupied full time with her family in Caracas. From 1994 to 1997 Ms. Besson was in charge of asset management for export products to South and Central America for Bio Diagnostica Inc. Ms. Besson was first employed by the Company as Administrative Assistant to the President in February 1997. Ms. Besson attended preparatory school in Syracuse New York and completed her studies in business management abroad at the University of Nuevas Profesiones in Venezuela in 1987.

         ROBERT C. MENDES joined the Company as Director of Information Technology in March 2000. Prior to joining the Company, Mr. Mendes was employed by Blue Cross & Blue Shield of Florida since 1989. Mr. Mendes graduated from Barry University in 1989 with a Bachelor's degree in Computer Data Processing before working for Blue Cross & Blue Shield of Florida, where he began as a Hardware/Software Support Specialist and later as Senior Systems Analyst upon his departure. In 1997 he was certified as a Microsoft Certified Systems Engineer, and as of January, 2000, became a Microsoft Certified Trainer.

         TREVOR CAMPBELL has served as a director of the Company since February 1997. Since 1983 Mr. Campbell has been the owner and been President of Microlabs Inc., Jamaica's largest private reference laboratory, which has 14 independent laboratories in Jamaica. From 1981 to 1982 Mr. Campbell served as the President of CASMET, the Caribbean Society of Medical Technologists. From 1977 to 1982, Mr. Campbell was the sales liaison for Abbott Diagnostics Jamaican distribution business in Jamaica. Mr. Campbell received a diploma in Medical Technology in June 1967 at the Public Health Service for Jamaica. Subsequently, he studied business administration at the University of the West Indies, followed by a two-year fellowship at the World Trade Institute in New York as a US AID Fellow studying International Marketing.

         MICHAEL G.S. KONDRACKI has served as a director of the Company since November 1998. Mr. Kondracki is a Director in Deutsche Bank Alex Brown, the Investment Banking Unit of Deutsche Bank AG. He has been with Deutsche since 1996, and currently is based in Buenos Aires, Argentina where he is responsible for originating and executing structured and project financings for oil, gas, power, mining, infrastructure and telecommunications companies throughout the MercoSur. Prior to joining Deutsche, Mr. Kondracki was a Vice President at Prudential Securities Incorporated where he originated and executed investment banking transactions for North and South American emerging growth companies. From 1984 to 1990, Mr. Kondracki held various positions at Citibank and Manufacturers Hanover and he was also a Consultant to the Inter-American Development Bank. He continues to serve as a Consultant to the U.S. Department of State. Mr. Kondracki graduated from the University of Scranton magna cum laude in 1982, completed a Fulbright Scholarship in Peru in 1983 and received his MBA from the Stern School of Business at New York University in 1991. Mr. Kondracki is fluent in Spanish and conversant in Portuguese.

         RICHARD P. HUMBERT has served as a director of the Company since May 2000. Mr. Humbert has 20 years experience in computer technology and information systems. Mr. Humbert has been the Director of Information Technologies for Panavision, the world's largest supplier of movie cameras and cinematography equipment since July 1997. From August 1995 to June 1997 he was Director of MIS for All-Comm Media Corporation. Prior thereto, he was President of MicroSystems, Inc., a Washington D.C. based computer software engineering and consulting company. Mr. Humbert attended Cornell University and subsequently, after serving in the United States Marine Corps, received a B.A. degree in English from the University of Maryland.

         ORNA L. SHULMAN has served as a director of the Company since June 2000. Ms. Shulman has been the Chief Operation Officer of Intertech Corporation, an international private investment firm, based in New York City, overseeing investments in real estate, manufacturing and for emerging technology and biotechnology companies in the United States and Israel, since 1989. Ms. Shulman serves on the Board of Directors of the Times Square B.I.D.; Women's Leadership Board of the John F. Kennedy School of Government, Harvard University; member of the Advisory Board, Real Estate Center, the Wharton School, University of Pennsylvania. She is also Trustee of the Washington Institute for Near East Policy, and is a Board member of the Association of Foreign Investors in Real Estate. Ms. Shulman holds a J.D. degree from Washington University School of Law, the American University, and a Bachelors degree, cum laude, from Tufts University.

         All directors hold office until the next annual meeting of shareholders of the Company and until there successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

         (b)      Compliance with Section 16(a) of the Exchange Act.

         To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company, all persons filed such forms in a timely manner.

ITEM 10.          EXECUTIVE COMPENSATION.

         Ken Peters, the President and Chief Executive Officer of the Company, received a salary of $58,000 and a bonus of $10,000 in Fiscal Year 2000 and a salary of $58,000 and a bonus of $5,000 in Fiscal Year 1999. The Company maintains a $2 million keyman life insurance policy on Mr. Peters under which the Company is the beneficiary. No person received compensation in excess of $100,000 per annum for Fiscal Year 2000 or Fiscal Year 1999. The Company compensates its directors $1,500 annually to attend board meetings and, from time to time, grants directors warrants to purchase shares of the Company's common stock. No director has been granted more than 50,000 of such warrants.

ITEM 11.          SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL  OWNERS   AND
                  MANAGEMENT.

         The following information relates to those persons who are known to the Company to be the beneficial owners of five percent or more of the Company's voting common stock.



                                               AMOUNT AND     PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER        NATURE OF OWNER      (4,313,827)
   Ken Peters
   11269 NW 15th Place
   Pembroke Pines, FL 33026                      953,450             22.10%

   Barry Peters
   680 Harbor Street
   Venice, CA 90291                              952,640(1)          22.08%

         (1) Beneficially owned by Barry Peters as follows: 249,640 shares are held by MediaVest, Inc., a Delaware corporation wholly owned by the Peters Family Trust, and 703,000 shares are held by the Peters Family Trust, of which Barry Peters is a trustee.

         The following table has been completed for each of the shares of common stock beneficially owned by directors, nominees, and executive officers of the Company and all officers and directors as a group.


         NAME AND ADDRESS OF                         AMOUNT AND                PERCENT OF CLASS
          BENEFICIAL OWNER                        NATURE OF OWNER                 (4,313,827)
------------------------------------    -----------------------------------   --------------------
------------------------------------    -----------------------------------   --------------------

  Ken Peters                                         953,450                        22.10%
  11269 NW 15th Place
  Pembroke Pines, FL 33026

  Barry Peters                                       952,640 (1)                    22.08%
  680 Harbor Street
  Venice, CA 90291

  MediaVest, Inc.                                    249,640 (2)
  10801 National Blvd.
  Suite 600                                                                          5.79%
  Los Angeles, CA 90064

  Peters Family Trust                                703,000 (3)                    16.31%
  680 Harbor Street
  Suite 600
  Los Angeles, CA 90064

  Trevor Campbell                                     15,000                             *
  6163 NW 182nd Terrace
  Miami, FL 33015

  Kenneth Lambley                                      2,500                             *
  6489 Hunters Green Court
  Indianapolis, IN 46276

  Martin Muy                                          25,000 (4)                         *
  7489 Fairway Dr., Apt #403
  Miami Lakes, FL 33014

  Michael Kondracki                                   10,700                             *
  Deutche Bank Securities
  Argentine Pouch - 9th Floor
  31 West 52nd Street
  New York, NY 10019

  Richard P. Humbert                                  10,000 (5)                         *
  818-3010 Beach Street
  Venice, CA  90291

  Orna L. Shulman                                     50,000 (6)                         *

  Intertech Corporation
  1500 Broadway
  New York, NY  10036

  Paul R. Kamps                                       10,000                             *
  7389 Fairway Drive, #149
  Miami Lakes, FL 33014

  Robert C. Mendes                                    10,000                             *
  1315 SW 99th Court
  Miami, FL 33174

  All  Officers, Directors                         2,039,290 (7)                    47.27%
  and Management as a group (10 Persons)

         --------------------

         (1) Of the 952,640 shares beneficially owned by Barry Peters, 249,640 are held by MediaVest, Inc., a Delaware corporation wholly owned by the Peters Family Trust, and 703,000 are held by the Peters Family Trust, of which Barry Peters is a trustee.

         (2) Shares of MediaVest, Inc. are included as beneficially owned by Barry Peters.

         (3) Shares of the Peter Family Trust are included as beneficially owned by Barry Peters.

         (4) Includes 10,000 shares of Common Stock issuable upon exercise of options to purchase 10,000 shares of Common Stock on or before April 2002.

         (5) Includes 10,000 shares of Common Stock issuable upon exercise of warrants to be issued to Mr. Humbert exercisable through June 2003.

         (6) Includes 50,000 shares of Common Stock issuable upon exercise of warrants to be issued to Ms. Shulman exercisable through June 2003.

         (7)      Without   duplication   of  the   952,640   shares   shown  as
                  beneficially owned by Barry Peters.

         *        Less than 2%


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1998, the Company entered into a $150,000 promissory note (the "Note") with MediaVest, Inc., a Delaware corporation ("MediaVest"), controlled by Barry Peters who is Chairman of the Board of the Company, and other lenders under the Note. MediaVest participated in $50,000 of the $150,000 loan to the Company. The Note bore interest at 10% per annum and had a maturity date of August 24, 1998. The Company repaid $17,500 of the Note in December 1998 through the issuance of 29,237 shares of common stock. MediaVest and the participant lenders extended repayment of the Note until February 24, 1999 and forgave all interest through that date, in exchange for which the Company issued 200,000 shares of common stock at $.125 per share to be allocated among the lenders under the Note. In April 1999, the Company paid the outstanding balance of the Note through the issuance of 101,090 shares of common stock and payment of $45,000. The fair market value of the common stock was $7.00 per share at the dates of extinguishments. The restricted common stock cannot be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the common stock at the dates of extinguishments by 25%. During Fiscal Year 1999 MediaVest made short-term non interest bearing loans to the Company in the aggregate of $75,000, all of which were repaid in November 1999.

         During Fiscal Year 1999 and Fiscal Year 2000 one of the largest customers of the Company was Microlabs, Inc. Microlabs, Inc. purchases represented approximately 21% of revenues for Fiscal Year 1999 and 8% of revenues for Fiscal Year 2000. Trevor Campbell, one of the Company's directors is the President and owner of Microlabs, Inc.

         There are no other material transactions between the Company and any of its affiliates except as set forth herein.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

         The following documents are filled herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference.

       EXHIBIT                          DOCUMENT
         NO.

         3.1 Certificate of Incorporation of World Diagnostics, Inc., filed as Exhibit 2.1 to Form 10SB12G filed on October 13, 1999.

         3.2 Certificate of Amendment of Certificate of Incorporation of World Diagnostics, Inc., Filed as Exhibit 2.2 to Form 10SB12G filed on October 13, 1999.

         3.3 Bylaws of World Diagnostics, Inc., filed as Exhibit 2.3 to Form 10SB12G filed on October 13, 1999.

         4.0 Instruments Defining Rights o Security Holders: Form of Stock Certificate, filed as Exhibit 3.0 to Form 10SB12G filed on October 13, 1999.

         4.1 Promissory Note, filed as Exhibit 4.1 to Form 10-QSB for the period ended September 30, 1999 filed on February 15, 2000.

         4.2 Warrant Certificate: Filed as Exhibit 4.2 to Form 10-QSB for the period ended September 30, 1999 filed on February 15, 2000.

         10.1     Acquisition  of  Health  Tech  International,  Inc.,  filed as
                  Exhibit 6.1 to Form 10SB12G filed on October 13, 1999.

         10.2     Keyman Insurance For Chief Executive Officer, filed as Exhibit
                  6.2 to Form 10SB12G filed on October 13, 1999.

         10.3 Independent Contractor Agreement With Immunodiagnostics, Inc., filed as Exhibit 6.3 to Form 10SB12G filed on October 13, 1999.

         10.4     Form  Confidentiality  Agreement  With  Management,  filed  as
                  Exhibit 6.4 to Form 10SB12G filed on October 13, 1999.

         10.5     Form  Letter  Agreement  Executed  By  Distributors,  filed as
                  Exhibit 6.5 to Form 10SB12G filed on October 13, 1999.

         10.6 Office Lease, Filed As Exhibit 6.6 to Form 10SB12G filed on October 13, 1999.

         11.0     Statement  Re:  Computation  Of  Per  Share  Earnings:   Filed
                  Herewith.

         16.0 Letter On Change In Certifying Accountants, to be filed as an Exhibit to an amendment to the Company's 8-K filed on June 27, 2000, when received by the Company

         21.0     Subsidiaries Of The Registrant: Filed Herewith

         23.0     Consent of Gerson, Preston & Company, P.A.: Filed herewith

         27.      Financial Data Schedule:  Filed herewith

(B)      Reports On Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 WORLD DIAGNOSTICS, INC.


Date: July 14, 2000                        By: /s/ Ken Peters
                                               -------------------------------
                                               Ken Peters, Director, President
                                               and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures and Title                                 Date


          /s/ Paul R. Kamps                                   July 14, 2000
         -----------------------------------
         Paul R. Kamps, Vice President-
         Finance and Administration


         /s/ Barry Peters                                     July 14, 2000
         ---------------------------
         Barry Peters, Director


         /s/ Trevor Campbell                                  July 14, 2000
         -----------------------------------
         Trevor Campbell, Director


         /s Richard P Humbert                                 July 14, 2000
         -----------------------------------
         Richard P. Humbert, Director