Form 10KSB/A
period 2000-03-31
WORLD DIAGNOSTICS INC
filed 2000-07-24
CIK 1066795

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  Form 10-KSB/A
      (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the fiscal year ended March 31, 2000

                                       OR

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the transition period from __________ to __________.

                         Commission File Number: 0-27627

                              WORLD DIAGNOSTICS, INC.
                              -----------------------
                   (Name of Small Business Issuer in Its Charter)

                      Delaware                           65-0742342
      ---------------------------------                  ----------
       (State or Other Jurisdiction of          (IRS Employer Identification
       Incorporation or Organization)                    No.)

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
            -------------------                       ----------------
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

      Transitional Small Business Disclosure Format Yes [_] No [X]

                                     PART II

      This Form 10-KSB/A amends Part II, Item 6 and Item 7 of From 10-KSB (Commission file Number 0-27627) filed by the Registrant on July 14, 2000, by deleting said Items in their entirety and replacing said Items with the following:

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

      During the Company's fiscal year ending March 31, 2001 the Company plans to continue implementation of its GLOBALeMED system on a country-by-county basis, with a goal of launching 8 additional sites by December 31, 2000, thereby increasing its local websites from 17 to 25, covering a total of 25 countries. In order to meet this objective the Company anticipates that it will require additional financing of approximately $150,000. The Company intends to meet this and related objectives by raising approximately $300,000 in additional equity financing. In addition, to meet its goals for expanded revenue growth and inventory levels, the Company anticipates entering into a $2,000,000 credit facility, secured by the Company's inventory and accounts receivable, that will be a formula-based loan. In connection with its planned expansion, the Company intends to move its operations from its current 3,500 square foot facility in Miami Lakes, Florida to a 10,000 square foot facility in Miami Lakes, Florida and, during the course of the year, hire approximately 2 additional sales representatives and 2 technical support persons.

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

      Region                 Year           Year
                             Ending         Ending
                            3/31/00          3/31/99
                             (in thousands (000) )

      Domestic Sales          $114           $29
      Caribbean               433            341
      South America           526            129
      Eastern Europe          135             34
      Central America          41             15
      Pacific Rim              92             10
      Western Europe           79             2
      Middle     East          43             16
       and Africa              --             --

      Total Revenue          1,463           576

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

      Selling, General and Administrative Expense. Selling, general and administrative expense increased to $1,280,598 for Fiscal Year 2000 from $496,972 for Fiscal Year 1999, an increase of $783,626 or 158%. During October 1999, the Company commenced implementation of its GLOBALeMED e-commerce business to business website. Expenditures in the amount of $319,017 were incurred in developing the site content, building individual country websites, promotion, advertising and consultants fees to develop the site. Further significant expenditures, in excess of 10% of projected Fiscal Year 2001 revenues are expected to be incurred in the continued development of the GLOBALeMED system. This includes expenditures incurred in developing additional country websites, as well as promotion, marketing and advertising. Payroll and related tax expenses was $434,132 for Fiscal Year 2000, an increase of $267,776 from the $166,356 incurred during Fiscal Year 1999. The increased expenditure was due to additional personnel hired for information technology, technical support, sales and marketing as well as employee benefits. Professional fees and consultants paid during Fiscal Year 2000 increased by $152,114 over the comparable amount in Fiscal Year 1999. The increase is as a result of costs associated with the Company's Registration Statement filed in November 1999 as well as costs associated with the development of the GLOBALeMED infrastructure.

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

      Loss on Extension of Debt. On March 15, 2000 the Company entered into a forbearance agreement which extended the maturity date of the October Note to May 31, 2000. The Board of Directors authorized the issuance of 8,199 shares of common stock in consideration of this forbearance and the Company recorded a non-cash loss in connection with the issuance of the common stock of $67,642 as a result of the extension of the due date to May 31, 2000.

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

      At March 31, 2000, the Company had cash and cash equivalents of $80,817 compared to $358,595 at March 31, 1999. The Company had negative working capital of $676,444 and positive working capital of $135,744 at March 31, 2000 and March 31, 1999, respectively. The Company had current assets of $634,872 and stockholders deficit of $522,035 at March 31, 2000. This compares to current assets of $489,190 and stockholders equity of $150,022 a year earlier. These decreases are due primarily to expenditures incurred to fund the growth of the Company.

      Cash used in operating activities was $777,150 and $347,991 in Fiscal Year 2000 and Fiscal Year 1999, respectively. Increased working capital investments in accounts receivable of $308,837 and inventory of $85,245 were made to support the growth in revenue in Fiscal Year 2000. This was offset in part by additional funding as a result of the increase in accounts payable for the year ended March 31, 2000 of $400,373.

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

ITEM 7.     FINANCIAL STATEMENTS.

      The following financial statements are furnished as part of this Annual Report on Form 10-KSB

Index to Financial Statements and Schedules
Pages

      Report of Independent Certified Public Accountants
         Fiscal Year Ended March 31, 2000 .............................. F-1

      Report of Independent Certified Public Accountants
         Fiscal Year Ended March 31, 1999 .............................. F-2

      Consolidated Balance Sheet as of March 31, 2000 .................. F-3

      Consolidated  Statements  of  Operations  for each
       of the two fiscal years ended March 31, 2000
       and March 31, 1999 .............................................. F-4

      Consolidated  Statement of Shareholders Deficit
       for each of the two fiscal years ended
       March 31, 2000 and March 31, 1999 ............................... F-5

      Consolidated  Statements  of Cash Flows for each
       of the two  fiscal  years ended March 31, 2000
       and March 31, 1999 ........................................... F-6 - F-7

      Notes to Consolidated Financial Statements .................... F-8 - F-15

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



                                              /s/ Gerson Preston & Company, P.A.
                                                  CERTIFIED PUBLIC ACCOUNTANTS

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


      To the Board of Directors
      World Diagnostics, Inc.


      In our opinion, the statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of its operations and its cash flows of World Diagnostics, Inc. for the year ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

      The accompanying fianancial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations in fiscal 1999. Continuation of operations is dependent on the Company's ability to obtain adequate financial resources through the successful completion of a contemplated public offering, or otherwise. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 14, 1999
/s/
PricewaterhouseCoopers LLP

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






            Read Auditors' Report and Notes to Financial Statements

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                         CONSOLIDATED (2000) STATEMENTS OF SHAREHOLDERS' DEFICIT
                                             Years Ended March 31, 2000 and 1999

                                                    Common Stock     Common
                                                  ---------------     Stock     Additional
                                                 Number of         Subscription Paid-In     Unearned    Accumulated
                                                  Shares    Amount  Receivable  Capital   Compensation    Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998 .......................  2,580,000  $2,580  $(2,580)  $    20,576   $   --     $  (122,042)  $  (101,466)

Payment of stock subscription receivable ......       --      --      2,580          --         --            --           2,580

Issuance of common stock at $0.125 per share ..    400,000     400     --          29,344       --            --          29,744

Issuance of common stock due to ...............       --
  forbearance agreement at $0.125 per share ...    200,000     200     --          24,800       --            --          25,000

Issuance of common stock for extinguishment
  of debt at $2.16 per share ..................     29,237      29     --          63,013       --            --          63,042

Exercise of common stock purchase warrants ....    201,500     201     --         201,299       --            --         201,500

Proceeds from exercise of common stock
  purchase warrants to be issued ..............       --      --       --         374,250       --            --         374,250

Loss on warrant inducement ....................       --      --       --         374,250       --            --         374,250

Issuance of stock options .....................       --      --       --          13,440    (13,440)         --            --

Amortization of unearned compensation .........       --      --       --            --        5,600          --           5,600

Net loss ......................................       --      --       --            --         --        (824,478)     (824,478)
                                                 ---------  ------  -------   -----------   --------   -----------   -----------

Balance, March 31, 1999 .......................  3,410,737   3,410     --       1,100,972     (7,840)     (946,520)      150,022

Issuance of common stock for extinguishment
  of debt at $5.25 per share ..................    101,090     101     --         530,622       --            --         530,723

Issuance of common stock from the exercise
  of common stock purchase warrants ...........    748,500     749     --            (749)      --            --             --

Issuance of common stock for extinguishment
  of debt at $5.63 per shares .................      6,000       6     --          33,744       --            --          33,750

Issuance of common stock for compensation
  of employees and non-employees at $6.04
  and $5.63 per share .........................     15,500      16     --          92,030       --            --          92,046

Capital contribution from the forgiveness of
  debt by shareholder .........................       --      --       --          37,412       --            --          37,412

Amortization of unearned compensation .........       --      --       --            --        7,840          --           7,840

Portion of the proceeds from issuance of debt
  securities with detachable warrants allocable
  to the warrants .............................       --      --       --         260,350       --            --         260,350

Loss due to extension of debt .................       --      --       --          67,642       --            --          67,642

Net loss ......................................       --      --       --            --         --      (1,701,820)   (1,701,820)
                                                 =========  ======  =======   ===========   ========   ===========   ===========

Balance, March 31, 2000 .......................  4,281,827  $4,282  $  --     $ 2,122,023   $   --     $(2,648,340)  $  (522,035)
                                                 =========  ======  =======   ===========   ========   ===========   ===========

            Read Auditors' Report and Notes to Financial Statements

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                    CONSOLIDATED (2000) STATEMENTS OF CASH FLOWS
                                             Years Ended March 31, 2000 and 1999




                                                                  2 0 0 0         1 9 9 9
-------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss ..............................................     $(1,701,820)     $  (824,478)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
      Loss on warrant inducements .......................            --            374,250
      Loss due to extension of debt .....................          67,642             --
      Extraordinary loss on extinguishment of debt ......         493,938           45,542
      Common stock issued in lieu of interest ...........            --             15,958
      Common stock issued in lieu of compensation .......          92,046             --
      Amortization of unearned compensation .............           7,840            5,600
      Amortization of debt discount .....................         239,850             --
      Depreciation and amortization .....................          19,288            4,374
      Provision for bad debts ...........................          87,967            4,573
      Provision for excess inventory ....................            --             19,066
      Changes in operating assets and liabilities:
        Accounts receivable .............................        (396,804)         (49,872)
        Inventory .......................................         (85,245)         (41,279)
        Other current assets ............................         (25,128)          (4,721)
        Other assets ....................................          (2,544)          (2,919)
        Accounts payable and accrued expenses ...........         425,820          105,915
                                                              -----------      -----------

             Net cash (used) in operating activities ....        (777,150)        (347,991)
                                                              -----------      -----------

Investing activities
  Purchases of fixed assets .............................        (132,400)          (9,991)
                                                              -----------      -----------

Financing activities
  Net proceeds from issuance of common stock and warrants          16,250           29,744
  Proceeds from the exercise of stock warrants ..........            --            575,750
  Proceeds from notes payable ...........................         745,000          150,000
  Payment of notes payable ..............................        (120,000)         (25,000)
  Payments under capital lease obligations ..............          (9,478)            (918)
  Proceeds from stock subscription receivable ...........            --              2,580
  Decrease in cash overdraft ............................            --            (15,579)
                                                              -----------      -----------

           Net cash provided by financing activities ....         631,772          716,577
                                                              -----------      -----------

Net (decrese) increase in cash and cash equivalents .....        (277,778)         358,595

Cash and cash equivalents, beginning of year ............         358,595             --
                                                              -----------      -----------

Cash and cash equivalents, end of year ..................     $    80,817      $   358,595
                                                              -----------      -----------

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

4.       FIXED ASSETS

         Fixed assets consist of the following at March 31, 2000:

          Computer equipment and software ..............     $ 159,590
          Office furniture and equipment ...............        35,499
                                                             ---------

                                                               195,089
          Less accumulated depreciation and amortization       (23,662)
                                                             ---------

                                                             $ 171,427

         Amounts subject to capital leases at March 31, 2000, included in computer equipment and software above, total $46,292 net of accumulated amortization of $9,555.


5.       NOTES PAYABLE

         Notes payable at March 31, 2000 consists of the following:

          6% unsecured notes payable with detachable common
            stock purchase warrants; matures May 31, 2000;
            subsequent to year-end, $125,000 of the notes were
            repaid ($50,000 of the repaid notes were to parties
            related to a member of the Board of Directors) and
            $285,000 were converted to shares of common
            stock (see Note 10) ................................     $410,000
          10% unsecured notes payable; subsequent to year-end,
            the maturity date was extended to September 30, 2000
            in exchange for the issuance of 26,000 common stock
            purchase warrants exercisable at $1.00 per share ...      260,000
                                                                     --------

                                                                     $670,000
                                                                     --------



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

         At March 31, 2000, future minimum lease payments, under operating and capital leases are as follows:

                                                      Capitalized    Operating
                                                         Leases        Leases
         -----------------------------------------------------------------------

                             2001                        $ 18,984      $ 19,000
                             2002                          17,230             -
                             2003                           9,112             -
                             2004                           3,567             -
                             2005                           2,595             -
         -----------------------------------------------------------------------

         Total minimum lease payments                      51,488      $ 19,000
                                                                     -----------

         Less amount representing interest ranging
           from 7% to 18%                                  (9,186)
         -----------------------------------------------------------------------

         Present value of net mininum lease payments       42,302

         Less current portion                             (14,071)
         -----------------------------------------------------------------------

         Long-term obligations                           $ 28,231
         -----------------------------------------------------------------------



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



8.       DEFERRED INCOME TAXES (Cont'd)

         Accordingly, components of the Company's net deferred income taxes at March 31, 2000 and 1999 are as follows:

         At March 31,                                   2 0 0 0         1 9 9 9
         ----------------------------------------------------------------------

         Deferred tax assets:
           Net operating loss carryforwards
             and other minor items                    $ 704,000      $ 151,000
           Valuation allowance for deferred tax asset  (704,000)      (151,000)
         -----------------------------------------------------------------------

              Total                                         $ -            $ -
         -----------------------------------------------------------------------



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


                                                WORLD DIAGNOSTICS, INC.


Date: July 24, 2000                              By: /s/ Ken Peters
                                                     ---------------------------
                                                     Ken Peters, Director,
                                                     President and
                                                     Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures and Title                            Date


       /s/ Paul R. Kamps                                    July 24, 2000
      ------------------------------
      Paul R. Kamps, Vice President-
      Finance and Administration


      /s/ Barry Peters                                      July 24, 2000
      ------------------------
      Barry Peters, Director


      /s/ Trevor Campbell                                   July 24, 2000
      ------------------------------
      Trevor Campbell, Director


      /s Richard P Humbert                                  July 24, 2000
      ------------------------------
      Richard P. Humbert, Director