Form 10QSB
period 2000-06-30
WORLD DIAGNOSTICS INC
filed 2000-08-15
CIK 1066795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2000

     [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to ______________

                         Commission File Number: 0-27627

                             WORLD DIAGNOSTICS, INC.
            --------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

                       DELAWARE                   65-0742342
            ----------------------------- ---------------------------
            (State or other jurisdiction (IRS Identification Number)
                  of incorporation)

          15271 N.W. 60th Avenue, Suite 201, Miami Lakes, Florida 33014

--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 827-3304

--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

     As of July 31, 2000, 4,580,265 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

--------------------------------------------------------------------------------

                           WORLD DIAGNOSTICS, INC.

                                      INDEX



Part I.   Financial Information

     Item 1. Financial Statements
               Consolidated Balance Sheet
               Consolidated Statements of Operations
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Part II.  Other Information

     Item 1  Legal Proceedings
     Item 2  Changes in Securities and Use of Proceeds
     Item 3  Defaults Upon Senior Securities
     Item 4  Submission of Matters to a Vote of Security Holders
     Item 5  Other Information
     Item 6  Exhibits and Reports on Form 8-K

Signatures

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.



World Diagnostics Inc and Subsidiary
Consolidated Balance Sheet
at June 30, 2000
(unaudited)

Assets

Current Assets

   Cash and cash equivalents                                    $ 202,900
   Accounts Receivable, less an allowance of $71,609              555,273
   Inventory, net of reserve of $19,066                           229,457
   Other current assets                                            48,139
                                                            --------------
       Total current assets                                     1,035,769
Fixed assets, net of accumulated depreciation                     165,490
Other assets                                                        7,120
                                                            --------------
      Total assets                                             $1,208,379
                                                            ==============

Liabilities and Shareholders Equity

Current Liabilities
   Accounts payable and accrued expenses                         $848,337
   Notes payable                                                  260,000
   Current portion of obligations under capital leases             14,067
                                                            --------------
     Total current liabilities                                  1,122,404
Obligations under capital leases, net of current portion           25,837
                                                            --------------
      Total Liabilities                                         1,148,241

Shareholders Equity
   Common stock; $0.001 par value; 10,000,000 shares authorized
      4,580,265 shares issued and outstanding                       4,580
   Additional paid in capital                                   3,039,697
   Accumulated deficit                                         (2,984,139)
                                                            --------------
     Total Shareholders equity                                     60,138
                                                            --------------
       Total Liabilities and Shareholders equity               $1,208,379
                                                            ==============

World Diagnostics Inc and Subsidiary                               8/14/00 14:36
Consolidated Statements of Operations
Three Months ended June 30, 2000 and 1999
(unaudited)

                                                       Three Months Ended June 30
                                                         2000            1999
                                                      ------------   -------------

Revenues                                                $ 602,512       $ 240,044
Cost of goods sold                                        475,474         195,215
                                                      ------------   -------------
Gross profit                                              127,038          44,829
Selling, general and administrative expenses              361,912         277,803
                                                      ------------   -------------
Loss from operations before interest                     (234,874)       (232,974)
 Interest expense                                         (11,510)           (728)
                                                      ------------   -------------
Loss from operations before extraordinary item           (246,384)       (233,702)
Extraordinary loss on extinguishment of debt              (89,415)       (493,938)
                                                      ------------   -------------
Net Loss                                                $(335,799)     $ (727,640)
                                                      ============   =============

Basic and dilutive common loss per share:
Loss from operations before extraordinary item              (0.06)          (0.06)
Extraordinary item                                          (0.02)          (0.12)
                                                      ------------   -------------
Basic and dilutive common loss per share:                   (0.08)          (0.18)
                                                      ------------   -------------

Weighted average number of common shares outstanding    4,297,318       3,982,404


World Diagnostics Inc and Subsidiary                                       8/14/00 14:36
Consolidated Statements of Cash Flows
Three Months ended June 30, 2000 and 1999
(unaudited)

                                                           Three Months Ended June 30
                                                            2000               1999
                                                       ---------------    ---------------

Cash flows from operating activities
 Net Loss                                                  $ (335,799)        $ (727,640)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
  Extraordinary loss on extinguishment of debt                 89,415            493,938
  Common stock issued in lieu of compensation                  47,160             92,046
  Depreciation and amortization                                 6,236              5,443
  Changes in operating assets and liabilities:
    Accounts receivable                                      (164,324)           (47,868)
    Inventory                                                (101,728)              (493)
    Other current assets                                      (12,762)            (3,130)
    Other assets                                                 (157)            (1,004)
    Accounts payable and accrued expenses                     236,742            (14,096)
                                                       ---------------    ---------------
         Net cash (used) in operating activities             (235,217)          (202,804)
                                                       ---------------    ---------------

Investing activities
                                                       ---------------    ---------------
   Purchase of fixed assets                                      (302)           (34,844)
                                                       ---------------    ---------------

Financing activities
  Net proceeds from private placement                         485,000                  -
  Payments under capital lease obligations                     (2,398)            32,029
  Payment of notes payable                                   (125,000)           (45,000)
                                                       ---------------    ---------------
        Net cash provided by / (used in)
         financing activities                                 357,602            (12,971)
                                                       ---------------    ---------------

Net increase / (decrease) in cash
 and cash equivalents                                         122,083           (250,619)
Cash and cash equivalents, beginning of year                   80,817            358,595
                                                       ---------------    ---------------
Cash and cash equivalents, end of year                      $ 202,900          $ 107,976
                                                       ===============    ===============




The accompanying notes are an integral part of these financial statements.

World Diagnostics Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2000 and 1999 and the financial position as of June 30, 2000. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-KSB for the year ended March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

2.          SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less from the dates of purchase to be cash equivalents.

Inventory. Inventory is stated at the lower of cost or market using the average cost method. As of June 30, 2000, substantially all inventory represent finished goods held for sale. The Company recorded a provision of approximately $19,000 as of June 30, 2000, to reduce the carrying amount of the inventory to its net realizable value.

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

4.       COMMON STOCK

In June 2000, the Company completed a private placement of $500,000, consisting of 71,440 shares of the Company's common stock priced at $7.00 per share and warrants, exercisable at $7.00 or exchangeable, without additional cash consideration but subject to certain performance contingencies being met, for an additional 71,440 shares of the Company's common stock.

The Company also issued 16,000 shares of common stock to non-employees for services and 20,000 shares of common stock to employees. Compensation and cost of services provided was recognized at the shares' estimated fair value.

In June 2000, the Company issued 190,998 shares of common stock to convert $285,000 of 6% unsecured notes payable. In exchange for the shares, the note holders waived all accrued interest and exchanged all outstanding common stock purchase warrants issued in conjunction with the debt. The Company recognized an extraordinary loss of $89,415 from the conversion. The remaining balance of $125,000 of the 6% unsecured notes payable was repaid in June 2000, of which $25,000 was to a party related to a member of the Board of Directors.

ITEM 2. Managements Discussion And Analysis of Financial Condition and Results of Operations

                           FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan, "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. For ward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet, the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Quarterly Report on Form 10-QSB and elsewhere herein. The Company does not have any intention or obligation to up-date these forward-looking statements.

COMPANY BACKGROUND

The Company, based in Miami Lakes, FL, is an early stage business that began operations in February 1997 for the purpose of servicing the growing international demand for medical diagnostic tests and allied laboratory products.

The Company is a single source supplier and exporter of approximately 1,014 Company branded medical diagnostic test kits and allied laboratory products, of which approximately 100 of these products produce approximately 80% of the Company's revenues. The products are marketed through the Company's website, www.GLOBALeMED.com (which is also accessible through its other Internet addresses: www.labtestkits.com and www.worlddiagnostics.com), and its distributor network.

 The Company has developed and distributes its own range of rapid immunodiagnostic products for point-of-care testing of certain human medical conditions and infectious diseases. The Company's various rapid diagnostic test kits incorporate proprietary, genetically engineered technology to diagnose infectious diseases as well as various sexually transmitted diseases. These products provide accurate and cost-effective diagnosis of acute and chronic conditions in the areas of reproductive health, viral and bacterial infectious diseases, gastrointestinal, hormonal, and autoimmune disorders, cancer and cardiac markers, therapeutic drugs and drugs of abuse testing. The Company's products are made to its specifications through a network of suppliers and contract manufacturers, many of which are interchangeable.

The Company sells its medical diagnostic test kits and allied laboratory products through a network of 75 distributors covering 63 countries. The Company's GLOBALeMED business to business e-commerce system serves as the
Company's e-commerce solution for medical professionals to purchase medical diagnostic and allied laboratory products and access critical data and technology support on line. The GLOBALeMED system is a worldwide multilingual, multi-cultural platform utilized by the Company's distributors to serve hospitals, clinical laboratories, physician's offices and certain pharmacies primarily in emerging market nations. In addition, a technical staff is available by telephone, fax, e-mail or online through the Company's website to support customers.

      In September 1999, the Company began the design of its GLOBALeMED e-commerce solution system, which became operational as beta sites in Chile and Romania in February 2000 and South Africa in March 2000. As of June 2000, the Company has established sixteen such localized websites. In South America, sites have been established for Argentina, Chile, Colombia, Uruguay and Venezuela. In Europe, sites have been established for Spain and Poland. In Eastern Europe, sites have been established for Romania and the Czech Republic. In the Caribbean, sites have been established for Jamaica and Trinidad and Tobago. In Africa and the Middle East, sites have been established for South Africa and Egypt which also serves Kuwait. In Asia, a site has been established for Korea.

RESULTS OF OPERATIONS

Revenues. Revenues for the three months ended June 30, 2000 were $602,512 a net increase of $362,468 or 151% from $240,044 for the three months ended June 30, 1999. The increase in revenues was attributable to (i) an increase in the number of distributors (ii) increased sales volumes to existing accounts (iii) an increase in the non-distributor customer base. The following table details the sales breakdown by geographic region.


                          Three months     Three months
Period ended, (000's)        ending           ending
                            6/30/00          6/30/99
-------------------------------------------------------
Domestic Sales              $ 19                $ 18
Caribbean                    138                  72
South America                265                  89
Eastern Europe                65                  14
Central America               31                  16
Pacific Rim                   29                   9
Western Europe                 7                  22
Middle East and Africa        48                   0
                              --                  --

Total Revenue               $602                $240
                            ====                ====

-------------------------------------------------------

South America, the Caribbean and Eastern Europe continued to be the strongest markets for the Company and in combination accounted for 78% of total revenue for the three months ended June 30, 2000, up from 73% of total revenue for the three months ended June 30, 1999. Strong growth continues to be experienced in other geographic regions. The strong growth in revenues for the Middle East and Africa is a result of trade show attendance in the Middle East and the positive response to the product offering. Weaker sales in Western Europe are a result of the loss of contract business in Spain.

Gross Profit. The Company's gross profit on product sales increased to $127,038 for the three months ended June 30, 2000 from $44,829 for the three months ended June 30, 1999. Gross profit as a percentage of sales increased to 21.1% from 18.7% in the comparable quarter of 1999. The improved gross profit margin was primarily the result of better purchasing and volume price discounts. Margins are expected to continue to improve as a result of continued higher sales per order, enabling the Company to achieve further efficiencies in volume purchasing. While margins improved when compared to the same quarter in 1999, the margins dropped from the 26% achieved for the year ended March 31, 2000 as a result of a change in product mix in the current quarter. This is not expected to continue, and margins should increase steadily for the balance of the year.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $361,912 for the three months ended June 30, 2000 from $277,803 for the three months ended June 30, 1999, an increase of $84,109 or 30%. Continued rollout of the Company's GLOBALeMED e-commerce business to business website, as well as additional payroll expenditures, as a result of new hires accounted for the increased expenditures.

Net Loss. The Company incurred a net loss of $335,799 or $(0.08) per share for the three months ended June 30, 2000 and reported a net loss of $727,640 or $(0.18) per share for the comparable period in 1999. A non cash charge associated with equity adjustments of $89,415 was included in the three months ended June 2000 and a charge of $493,938 was included in the three months ended June 1999. Excluding the effects of these extraordinary items, the operating loss increased to $246,384 in the three months ended June 2000 from $233,702 in the three months ended June 1999.

Financial Condition

At June 30, 2000, the Company had cash and cash equivalents of $202,900 compared to $107,976 at June 30, 1999. The Company had negative working capital of $86,635 and positive working capital of $71,936 at June 30, 2000 and June 30, 1999 respectively. The Company had current assets of $1,035,769 and stockholders equity of $60,138 at June 30, 2000. This compares to current assets of $290,061 and stockholders equity of $119,846 a year earlier.

Liquidity and Capital Resources

Since beginning operations in February 1997, the Company has continued to sustain operating losses which have resulted in the use of its cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future until it is able to generate sufficient revenues from product sales to sustain its operations and fund expenditure related to future growth.

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

The report of the Company's independent certified public accounts in connection with its audited financial statements as of March 31, 2000 and March 31, 1999 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. These factors include recurring net losses since inception and uncertainty surrounding future equity financing through anticipated offerings. The Company believes that it can obtain additional financing and is pursuing various options available to the Company including a private placement of equity securities, a secured revolving line of credit financing based on receivables and inventory and, if required, an unsecured subordinated loan. However, there can be no assurance that such undertakings will be successful.


                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings.

From time to time, the Company may be a party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or proceedings, which, in the opinion of management, if decided against the Company would have a material adverse effect on the Company's financial position.

Item 2.           Changes in Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities

On June 19, 2000 the Company closed upon the private offering of 20 Units, each consisting of (i) 3,572 shares of the Company's common stock, par value $.001 par share ("Common Stock"), at a purchase price of $7.00 per share, and (ii) warrants, exercisable at $7.00 per share or exchangeable, without additional cash consideration, but subject to certain restrictions and lock-up provisions, for an additional 3,572 shares per unit of the Company's Common Stock. The Company did not use an underwriter in connection with the offering. The offering was made pursuant to an exemption under Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act").

The gross proceeds from the private placement was $500,080, of which approximately $15,000 was used to pay legal fees, placement commissions and other expenses in connection with the offering. The $485,000 of net proceeds realized by the Company was used for repayment of certain bridge loans and general working capital purposes. The form of Warrant issued to the purchaser of the Common Stock is Exhibit 4.3 hereto.

On June 21, 2000, the Company issued an aggregate of 16,000 shares of Common Stock to six non-employee consultants in consideration of their services. The Company did not use an underwriter in connection with the issuance nor did the Company receive any cash or non-cash consideration in connection therewith. The Common Stock was issued pursuant to an exemption under Section 4 (2) of the Securities Act.

During in April, 2000 and June 2000, respectively, the Company issued 10,000 shares of Common Stock to its Vice President - Finance and Administration, and 10,000 shares of Common Stock to its Director of Information Technology, as a sign-on bonus with respect to written compensation arrangements made between the Company and those employees to induce the employees to join the Company. The Company did not use an underwriter in connection with the issuance of Common Stock nor did the Company receive any cash consideration in connection therewith. The Common Stock was issued pursuant to an exemption under Rule 701 of the Securities Act.

On June 1, 2000 the Company authorized the issuance of 190,998 shares of Common Stock to fifteen individuals in connection with such parties election to convert an aggregate of $285,000 of bridge loan obligations owed to such parties by the Company into the Company's Common Stock. The Company did not use an underwriter in connection with the issuance of such Common Stock. As a result of the issuance the Company received no cash consideration. The Common Stock was issued pursuant to an exemption under Section 4 (2) of the Securities Act.

Item 3.           Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

(a)   Exhibits

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

     4.3  Form of Warrant Certificate.

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

     10.3 Independent Contractor Agreement With Immunodiagnostics, Inc., filed as Exhibit 6.3 to Form 10SB12G filed on October 13, 1999.

     10.4 Form Confidentiality Agreement With Management, filed as Exhibit 6.4 to Form 10SB12G filed on October 13, 1999.

     10.5 Form Letter Agreement Executed By Distributors, filed as Exhibit 6.5 to Form 10SB12G filed on October 13, 1999.

     10.6 Office Lease, Filed As Exhibit 6.6 to Form 10SB12G filed on October 13, 1999.

     11.0 Statement Re: Computation Of Per Share Earnings.

     16.0 Letter On Change In Certifying Accountants, to be filed as an Exhibit to an amendment to the Company's Amended 8-K filed on July 2, 2000, when received by the Company.

     27.1 Financial Data Schedule.

(b)   Reports on Form 8-K

      Form 8-K, filed on June 27, 2000 with respect to Change in Accountants, as amended by From 8-K/A filed on August 11, 2000.

      Form 8-K filed on June 27, 2000 with respect to the closing of $500,080 private placement of Common Stock and Warrants.

                                   SIGNATURES

In accordance with the requirements of he Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WORLD DIAGNOSTICS, INC.


Date: August 14, 2000               By: /s/ Ken Peters
      ---------------                   ----------------------------------
                                        Ken Peters, Director, President
                                        and
                                        Chief Executive Officer




Date: August 14, 2000               By: /s/ Paul R. Kamps
      ---------------                   ----------------------------------
                                        Paul R. Kamps, Vice President-
                                        Finance and Administration