Form 10QSB
period 2000-09-30
WORLD DIAGNOSTICS INC
filed 2000-11-14
CIK 1066795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

                         Commission File Number: 0-27627

                             WORLD DIAGNOSTICS INC.
            --------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

             DELAWARE                             65-0742342
    ---------------------------          ---------------------------
    (State or other jurisdiction         (IRS Identification Number)
    of incorporation)

          15271 N.W. 60th Avenue, Suite 201, Miami Lakes, Florida 33014
    -------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 827-3304
     -----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

   ---------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

         As of October 31, 2000, 4,751,705 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

  ---------------------------------------------------------------------------

                             WORLD DIAGNOSTICS INC.

                                      INDEX

Part I.   Financial Information

Item 1.   Financial Statements
                    Balance Sheets
                    Statements of Operations
                    Statement of Cash Flows
                    Notes to Financial Statements

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

Signatures

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

World Diagnostics Inc and Subsidiary
Consolidated Balance Sheet
at September 30, 2000
(unaudited)

Assets

Current Assets
   Cash and cash equivalents                                               $     8,886
   Accounts Receivable, less an allowance of $87,714                           489,703
   Inventory, net of reserve of $19,066                                        336,557
   Other current assets                                                         22,673
                                                                           -----------
       Total current assets                                                    857,819
Fixed assets, net of accumulated depreciation                                  177,874
Other assets                                                                    26,237
                                                                           ===========
      Total assets                                                         $ 1,061,930
                                                                           ===========
Liabilities and Shareholders Equity

Current Liabilities
   Accounts payable and accrued expenses                                   $ 1,032,168
   Notes payable                                                               405,000
   Current portion of obligations under capital leases                          15,166
                                                                           -----------
     Total current liabilities                                               1,452,334
Obligations under capital leases, net of current portion                        20,363
                                                                           -----------
      Total Liabilities                                                      1,472,697

Shareholders Equity
   Common stock; $0.001 par value; 10,000,000 shares authorized
      4,751,705 shares issued and outstanding                                    4,751
   Additional paid in capital                                                3,156,427
   Accumulated deficit                                                      (3,571,945)
                                                                           -----------
     Total Shareholders equity                                                (410,767)
                                                                           ===========
       Total Liabilities and Shareholders equity                           $ 1,061,930
                                                                           ===========


World Diagnostics Inc and Subsidiary
Consolidated Statements of Operations
(unaudited)

                                                          Three Months Ended September 30        Six Months Ended September 30
                                                            2000                 1999                2000                1999
                                                         ----------           ----------          ----------          ----------
Revenues                                                 $  531,784           $  300,964          $1,134,296          $  541,008
Cost of goods sold                                          385,274              253,899             860,748             449,114
                                                         ----------           ----------          ----------          ----------
Gross profit                                                146,510               47,065             273,548              91,894
Selling, general and administrative expenses                726,492              237,806           1,088,404             515,609
                                                         ----------           ----------          ----------          ----------
Loss from operations before interest                       (579,982)            (190,741)           (814,856)           (423,715)
 Interest expense                                            (7,823)              (3,360)            (19,333)             (4,088)
                                                         ----------           ----------          ----------          ----------
Loss from operations before extraordinary item             (587,805)            (194,101)           (834,189)           (427,803)
Extraordinary loss on extinguishment of debt                      -                    -             (89,415)           (493,938)
                                                         ----------           ----------          ----------          ----------
Net Loss                                                 $ (587,805)          $ (194,101)         $ (923,604)         $ (921,741)
                                                         ==========           ==========          ==========          ==========
Basic and dilutive common loss per share:
Loss from operations before extraordinary item                (0.13)               (0.05)              (0.19)              (0.10)
Extraordinary item                                                -                    -               (0.02)              (0.12)
                                                         ----------           ----------          ----------          ----------
Basic and dilutive common loss per share:                     (0.13)               (0.05)              (0.21)              (0.22)
                                                         ----------           ----------          ----------          ----------
Weighted average number of common shares outstanding      4,639,896            4,281,827           4,469,544           4,134,316

World Diagnostics Inc and Subsidiary
Consolidated Statements of Cash Flows
Six Months ended September 30, 2000 and 1999
(unaudited)


                                                                          Six Months Ended September 30
                                                                            2000                  1999
                                                                        ----------            ----------
Cash flows from operating activities
 Net Loss                                                               $ (923,604)           $ (921,741)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Extraordinary loss on extinguishment of debt                             89,415               493,938
   Common stock issued in lieu of compensation                              47,160                92,046
   Depreciation and amortization                                            19,103                11,503
   Bad Debt expense                                                         91,251                     -
Changes in operating assets and liabilities:
    Accounts receivable                                                   (190,006)              (75,845)
    Inventory                                                             (208,828)              (25,229)
    Other current assets                                                    12,704                (5,048)
    Other assets                                                           (19,274)               (1,005)
    Accounts payable and accrued expenses                                  420,574                97,631
                                                                        ----------            ----------
         Net cash (used) in operating activities                          (661,505)             (333,750)
                                                                        ----------            ----------
Investing activities
                                                                        ----------            ----------
   Purchase of fixed assets                                                (25,550)              (42,880)
                                                                        ----------            ----------
Financing activities
  Net proceeds from private placement                                      601,897                     -
  Payments under capital lease obligations                                  (6,773)               28,711
  Proceeds from notes payable                                               20,000                 5,000
                                                                        ----------            ----------
        Net cash provided by (used in) financing activities                615,124                33,711
                                                                        ----------            ----------
Net increase/(decrease) in cash and cash equivalents                       (71,931)             (342,919)
Cash and cash equivalents, beginning of period                              80,817               358,595
                                                                        ----------            ----------
Cash and cash equivalents, end of period                                $    8,886            $   15,676
                                                                        ==========            ==========

                                       6

World Diagnostics Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2000 and 1999 and the financial position as of September 30, 2000. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-K for the year ended March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Inventory. Inventory is stated at the lower of cost or market using the average cost method. As of September 30, 2000, substantially all inventories represent finished goods held for sale. The Company recorded a provision of approximately $19,000 as of September 30, 2000, to reduce the carrying amount of the inventory to its net realizable value.

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

Revenue Recognition. Revenue is recognized when the product is shipped. Sales returns and sales discounts are deducted from gross sales.

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

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing.
(see note 6)

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

4. NOTES PAYABLE

In June 2000, the Company repaid $410,000 of 6% unsecured notes payable, $285,000 of which was through the issuance of common stock. (see note 5).

In September 2000, the Company received $145,000 in an interest bearing unsecured bridge loan from members of the Board of Directors and a shareholder. This loan was repaid in full in October 2000.

5. COMMON STOCK

In June 2000, the Company completed a private placement of $500,000, consisting of 71,440 shares of the Company's common stock priced at $7.00 per share and warrants, exercisable at $7.00 or exchangeable, without additional cash consideration but subject to certain performance contingencies being met, for an additional 71,440 shares of the Company's common stock. In August 2000, the Company received $100,000 through an exchange agreement with each participant in the private placement, with early exchange of the 71,440 warrants for 71,440 shares of the Company's common stock and the issuance of 100,000 shares of the Company's common stock priced at $1.00 per share.

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

6. SUBSEQUENT EVENTS

In October 2000, the Company received subscriptions for a 1.7 million equity private placement, consisting of 1,700,000 shares of common stock at $1.00 per share, with each share including two warrants of common stock, one callable subject to certain conditions.

The terms of the placement call for the registration of the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan, "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet, the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Quarterly Report on Form 10-QSB and elsewhere herein. The Company does not have any intention or obligation to up-date these forward-looking statements.

COMPANY BACKGROUND

World Diagnostics Inc. (the Company or "WDI"), based in Miami Lakes, FL, is an early stage business that began operations in February 1997 for the purpose of servicing the growing international demand for medical diagnostic tests and allied laboratory products.

The Company is a single source supplier and exporter of approximately 1,039 Company branded medical diagnostic test kits and allied laboratory products, of which approximately 100 of these products produce approximately 80% of the Company's revenues. The products are marketed through the Company's website, www.GLOBALeMED.com (which is also accessible through its other Internet addresses: www.labtestkits.com and www.worlddiagnostics.com), and its distributor network.

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

The Company sells its medical diagnostic test kits and allied laboratory products through a network of 78 distributors covering 67 countries. The Company's GLOBALeMED business to business e-commerce system serves as the Company's e-commerce solution for medical professionals to purchase medical diagnostic and allied laboratory products and access critical data and technology support on line. The GLOBALeMED system is a worldwide multilingual, multi-cultural platform utilized by the Company's distributors to serve hospitals, clinical laboratories, physician's offices and certain pharmacies primarily in emerging market nations. In addition, a technical staff is available by telephone, fax, e-mail or online through the Company's website to support customers.

In September 1999, the Company began the design of its GLOBALeMED e-commerce solution system, which became operational as beta sites in Chile and Romania in February 2000 and South Africa in March 2000. As of September 2000, the Company has established seventeen such localized websites. In South America, sites have been established for Argentina, Chile, Colombia, Uruguay and Venezuela. In Europe, sites have been established for Austria, Netherlands, Poland and Spain. In Eastern Europe, sites have been established for Romania and the Czech Republic. In the Caribbean, sites have been established for Dutch Antilles, Jamaica and Trinidad and Tobago. In Africa and the Middle East, sites have been established for South Africa and Egypt. In Asia, a site has been established for South Korea.

Although currently less than 5% of the Company's sales are derived from direct purchases over the Internet, the GLOBALeMED system serves as a significant lead generator for new business, recruitment of new distributors and existing distributor sales. It is particularly important in providing online technical support and as a marketing tool for the Company with regard to promoting efficiency in product selection, evaluation and pricing and advancing overall simplicity in doing business with the Company.

RESULTS OF OPERATIONS

Revenues. For the three months ended September 30, 2000 and the six months ended September 30, 2000, revenues increased by $230,820 or 77% and $593,288 or 110% over the quarter ended September 30, 1999 and the six months ended September 30, 1999. Sales to a larger distributor base and a higher level of sales to existing customers, continued to account for the increase in revenues.

South America, the Caribbean and Eastern Europe are the strongest markets for the Company and in combination accounted for 79% of total revenue for the six months ended September 30, 2000 and 81% for the three months ended September 30, 2000 compared to 86% of total revenue for the six months ended September 30, 1999 and 84% for the three months ended September 30, 1999. Strong growth continues to be experienced in other geographic regions of the world and should begin to account for an increasing percentage of total revenue going forward. In particular, sales in Africa are expected to increase significantly as a percentage of total Company revenue beginning in October 2000, as a result of a government tender award with the South African government that the Company secured for the supply of rapid diagnostic tests. The contract is for an initial period of one year.

Sales Returns have historically, and continue to be insignificant. Customers have a 15 day right of return, following product receipt. Because of extensive product quality control and review, which is conducted prior to product shipment, the return rate as a percentage of sales, is anticipated to remain at a low percentage.

Gross Profit. The Company's gross profit on product sales increased to $146,510 for the three months ended September 30, 2000 from $47,065 for the three months ended September 30, 1999 and to $273,548 from $91,894 in the six months ended September 30, 2000 and 1999. Gross profit as a percentage of sales increased to 27.6% for the three months ended September 30, 2000 from 15.7% in the comparable quarter of 1999. For the six months ended September 30, 2000 the gross profit percentage was 24.2 compared to 17% for the six months ended September 30, 1999. The improved gross profit margin was primarily the result of better purchasing and volume price discounts. Margins are expected to continue to improve as a result of continued higher sales per order, allowing the Company to achieve further efficiencies in volume purchasing. The Company's goal is to increase the level of sales to non-distributor end user customers, including those that shop directly on the Company's GLOBALeMED web site, enabling the Company to achieve an overall gross profit percentage above 30%.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $726,492 for the three months ended September 30, 2000 from $237,806 for the three months ended September 30, 1999, and increased to $1,088,404 for the six months ended September 30, 2000 from $515,609 for the six months ended September 30, 1999. The increase in these expenditures is due primarily to the overall growth experienced by World Diagnostics, Inc. In particular, development of the Company's GLOBALeMED e-commerce business to business website, together with additional expenditures in payroll as a result of new hires; extensive travel related to sales and marketing; and professional and legal fees, incurred as a result of promulgation of SEC reporting requirements for bulletin board companies all accounted for the increased expenditures in both the three months ended September 30, 2000 and the six months ended September 30, 2000, when compared to the same periods in the prior year.

Net Loss. The Company incurred a net loss of $587,805 or $(0.13) per share for the three months ended September 30, 2000 and reported a net loss of $194,101 or $(0.05) per share for the comparable period in 1999. The Company incurred a net loss of $923,604 or $(0.21) per share and a net loss of $921,741 or $(0.22) a share for the six months ended September 30, 2000 and 1999. A non cash charge associated with equity adjustments of $89,415 and $493,938 was included in the six months ended September 30, 2000 and 1999 respectively. Excluding the effect of these extraordinary items, the operating loss increased to $834,189 in the six months ended September 2000 from $427,803 for the same period in 1999.

Financial Condition

At September 30, 2000, the Company had cash and cash equivalents of $8,886 compared to $80,817 at March 31, 2000. The Company had negative working capital of $594,515 and $672,194 at September 30, 2000 and March 31, 2000 respectively. The Company had current assets of $857,819 and a stockholders deficit of $410,767 at September 30, 2000. This compares to current assets of $634,872 and stockholders deficit of $522,035 at March 31, 2000.

Liquidity and Capital Resources

In October 2000, the Company received subscriptions for a $1.7 million equity private placement. The proceeds will be used to repay outstanding debt, provide working capital and improve the equity base. Should it be necessary, the Company believes that it can obtain additional equity financing. In addition the Company is currently pursuing a secured line of financing based on receivables and inventory.

Since beginning operations in February 1997, the Company has continued to sustain operating losses which have resulted in the use of its cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future until it is able to generate sufficient revenues from product sales to sustain its operations and fund expenditure related to future growth. The Company has also undertaken a review of all expense items and initiated cutbacks in various areas.

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

The report of the Company's independent certified public accountants in connection with its audited financial statements as of March 31, 2000 and March 31, 1999 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. These factors include recurring net losses since inception and uncertainty surrounding future equity financing through anticipated offerings.

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

Item 2. Changes in Securities and Use of Proceeds.

                     Recent Sales of Unregistered Securities

On June 19, 2000 the Company closed upon the private offering of 20 Units, each consisting of (i) 3,572 shares of the Company's common stock, par value $.001 par share ("Common Stock"), at a purchase price of $7.00 per share, and (ii) warrants (the "Warrants"), exercisable at $7.00 per share or exchangeable, without additional cash consideration, but subject to certain restrictions and lock-up provisions, for an additional 3,572 shares per unit of the Company's Common Stock. In August 2000, in consideration for agreeing to shorten the time within which the Warrants may be exchanged for Common Stock, the Company issued 5,000 shares of Common Stock to each Unit holder at a purchase price of One Dollar ($1.00) per share and, in connection therewith the holders of the Warrants exchanged their Warrants for, in the aggregate, 71,440 shares of Common Stock. As a result of the foregoing the Company issued a total of 171,440 shares of Common Stock. The Company did not use an underwriter in connection with the offering. The offering was made pursuant to an exemption under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act").

The gross proceeds from the sale of Common Stock and the exchange of Warrants was $100,000, of which approximately $5,000 was used to pay legal fees. The $95,000 of net proceeds realized by the Company was used for general working capital purposes.

Item 3. Defaults Upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders.

On July 31, pursuant to the written consent and action of a majority of the holders of the Company's Common Stock, the Company (i) adopted an Amended and Restated Certificate of Incorporation, (ii) adopted Amended and Restated By-laws,and (iii) ratified the election of its Board of Directors. In connection withthe foregoing, the Company filed a Definitive Information Statement (Schedule14C) with the Securities and Exchange Commission on August 7, 2000. The foregoing actions become effective on September 6, 2000 and, on September 7, 2000, the Company filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. (For more information regarding the foregoing see the Company's Definitive Information Statement.)

Item 5. Other Information

              None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    3.2 Amended and Restated Certificate of Incorporation of World Diagnostics Inc.

    3.3 Amended and Restated By-laws of World Diagnostics Inc.

   27.1 Financial Data Schedule.

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

In accordance with the requirements of he Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WORLD DIAGNOSTICS INC.

Date: November 14, 2000             By:  /s/Ken Peters
                                         ----------------------
                                         Ken Peters, Director, President

Date: November 14, 2000             By:  /s/Paul R. Kamps
                                         ------------------
                                         Paul R. Kamps,
                                         Executive Vice President-
                                         Finance and Administration