Form 10QSB
period 2000-12-31
WORLD DIAGNOSTICS INC
filed 2001-02-14
CIK 1066795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

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

          15271 N.W. 60th Avenue, Suite 201, Miami Lakes, Florida 33014
  ----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 827-3304
  ----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

  ----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

     As of December 31, 2000, 7,255,120 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

    ------------------------------------------------------------------------

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

Signatures

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

World Diagnostics Inc and Subsidiary
Consolidated Balance Sheet
at December 31, 2000
(unaudited)

Assets

Current Assets
   Cash and cash equivalents                                        $ 1,260,603
   Accounts Receivable, net of an allowance of $80,059                  303,568
   Inventory, net of reserve of $29,066                                 343,926
   Other current assets                                                  40,856
                                                                    -----------
       Total current assets                                           1,948,953
Fixed assets, net of accumulated depreciation                           198,124
Other assets                                                             73,190
                                                                    ===========
      Total assets                                                  $ 2,220,267
                                                                    ===========
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                            $   587,444
   Notes payable                                                         70,000
   Current portion of obligations under capital leases                   22,546
                                                                    -----------
     Total current liabilities                                          679,990
Obligations under capital leases, net of current portion                 26,397
                                                                    -----------
      Total Liabilities                                                 706,387

Shareholders' Equity
   Common stock; $0.001 par value; 10,000,000 shares authorized
     7,255,120 shares issued and outstanding                              7,255
   Additional paid in capital                                         5,548,075
   Accumulated deficit                                               (4,041,450)
                                                                    -----------
     Total Shareholders' Equity                                       1,513,880
                                                                    ===========
       Total Liabilities and Shareholders' Equity                   $ 2,220,267
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

World Diagnostics Inc and Subsidiary
Consolidated Statements of Operations
(unaudited)

                                    for the                  for the                  for the                  for the
                                 3 months ended           3 months ended           9 months ended           9 months ended
                                December 31, 2000   %    December 31, 1999   %    December 31, 2000    %   December 31, 1999    %
                                -----------------        -----------------        -----------------        -----------------
Revenues                               292,619    100.0         386,813    100.0       1,426,915     100.0        927,891    100.0

Cost of goods sold                     234,026     80.0         299,492     77.4       1,094,774      76.7        744,001     80.2
                                --------------           --------------            -------------           --------------
Gross profit                            58,593     20.0          87,321     22.6         332,141      23.3        183,890     19.8

Selling, general and
  administrative expenses              542,410    185.4         341,493     88.3       1,630,815     114.3        837,188     90.2
                                --------------           --------------            -------------           --------------
Loss from operations before
  other expenses                      (483,817)  (165.3)       (254,172)   (65.7)     (1,298,674)    (91.0)      (653,298)   (70.4)

  Loss due to extension of debt         (9,758)    (3.3)           -         -            (9,758)     (0.7)          -          -

  Interest expense                     (11,494)    (3.9)         (5,232)    (1.4)        (30,827)     (2.2)        (6,381)    (0.7)
                                --------------           --------------            --------------           --------------
Loss from operations before
  extraordinary item                  (505,069)  (172.6)       (259,404)   (67.1)      (1,339,259)   (93.9)       (659,679)  (71.1)

Extraordinary gain/(loss) on
  extinguishment of debt                35,564     12.2            -          -           (53,851)    (3.8)       (493,938)  (53.2)
                                --------------           --------------            --------------           --------------
Net Loss                              (469,505)  (160.4)       (259,404)   (67.1)      (1,393,110)   (97.6)     (1,153,617) (124.3)
                                ==============           ==============            ==============           ==============
Basic and dilutive common loss
  per share:
Loss from operations before
  extraordinary item                     (0.08)                   (0.06)                    (0.27)                   (0.16)
Extraordinary item                         -                        -                       (0.01)                   (0.12)
                                --------------           --------------            --------------           --------------
Basic and dilutive common loss
  per share:                             (0.08)                   (0.06)                    (0.28)                   (0.28)
                                --------------           --------------            --------------           --------------
Weighted average number of
  common shares outstanding          6,143,138                4,281,827                 5,029,306                4,183,665

   The accompanying notes are an integral part of these financial statements.

World Diagnostics Inc and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                      Nine Months Ended December 31
                                                                        2000                  1999
                                                                      --------              --------
Cash flows from operating activities
 Net Loss                                                           $(1,393,110)          $(1,153,617)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Extraordinary loss on extinguishment of debt                          53,851               493,938
   Loss due to extension of debt                                          9,758                   -
   Common stock issued in lieu of compensation                           35,877                92,046
   Common stock issued for services                                      39,963                   -
   Options issued for services                                           70,831                   -
   Options issued in lieu of interest                                    15,915                   -
   Amortization of unearned compensation                                    -                   7,840
   Depreciation and amortization                                         31,583                 9,540
   Inventory reserve                                                     10,000                   -
   Bad Debt expense                                                     127,708                   -
Changes in operating assets and liabilities:
    Accounts receivable                                                 (40,327)             (147,400)
    Inventory                                                          (226,197)              (90,672)
    Other current assets                                                 (5,479)              (17,932)
    Other assets                                                        (66,227)               (6,544)
    Accounts payable and accrued expenses                               (24,151)              214,299
                                                                    -----------           -----------
         Net cash (used) in operating activities                     (1,360,005)             (598,502)
                                                                    -----------           -----------
Investing activities
                                                                    -----------           -----------
   Purchase of fixed assets                                             (40,748)              (81,343)
                                                                    -----------           -----------
Financing activities
  Net proceeds from private placements                                2,715,780                   -
  Proceeds from issuance of warrants                                        650                16,250
  Payments under capital lease obligations                              (10,891)               (6,655)
  Proceeds from notes payable                                           145,000               450,000
  Payment of notes payable                                             (270,000)             (120,000)
                                                                    -----------           -----------
        Net cash provided by (used in) financing activities           2,580,539               339,595
                                                                    -----------           -----------
Net increase/(decrease) in cash and cash equivalents                  1,179,786              (340,250)
Cash and cash equivalents, beginning of period                           80,817               358,595
                                                                    -----------           -----------
Cash and cash equivalents, end of period                            $ 1,260,603           $    18,345
                                                                    ===========           ===========
Supplemental disclosures of cash flow information

   Non cash investing and financing activities:

   Fixed assets acquired through capital lease agreements                17,532                41,336

   Issuance of common stock for the extinguishment of debt              475,000                70,535

   The accompanying notes are an integral part of these financial statements.

World Diagnostics Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of World Diagnostics, Inc. and its wholly-owned subsidiary, GLOBALeMED.com, Inc.

The accompanying unaudited consolidated interim financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended December 31, 2000 and 1999 and the financial position as of December 31, 2000. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-K for the year ended March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Inventory. Inventory is stated at the lower of cost or market using the average cost method. As of December 31, 2000, substantially all inventories represent finished goods held for sale. The Company recorded a provision of approximately $29,000 as of December 31, 2000, to reduce the carrying amount of the inventory to its net realizable value.

Property and Equipment. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are generally charged to expense as incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in income.

Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Management believes that there is no impairment as of December 31, 2000.

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

Loss Per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share are not presented because the effects would be anti-dilutive.

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

Technology and Content. Technology and content costs consist principally of payroll and related costs for development, editorial, systems, consultants and costs of acquired content for the Company's website. Technology and content costs related to planning, development and acquisition of content and operations of the Company's website are expensed as incurred and included in selling, general and administrative expenses. Costs to acquire or develop both hardware and software, needed to operate the site are capitalized and depreciated over estimated useful lives.

Recent Accounting Pronouncements

The Company adopted SOP 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use" effective April 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations. The Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on April 1, 2000. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

3. GOING CONCERN - UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing. (see note
6).

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

In October 2000, the Company repaid $145,000 of an interest bearing unsecured bridge loan from members of the Board of Directors and a shareholder.

In December 2000, the Company repaid $190,000 of a 10% promissory note through the issuance of common stock. (see note 5). The remaining $70,000 balance of the promissory note was repaid in January 2001 with accrued interest.

5. COMMON STOCK

In June 2000, the Company completed a private placement of $500,000, consisting of 71,440 shares of the Company's common stock priced at $7.00 per share and warrants, exercisable at $7.00 or exchangeable, without additional cash consideration but subject to certain performance contingencies being met, for an additional 71,440 shares of the Company's common stock.

The Company also issued 16,000 shares of common stock to non-employees for services and 10,000 shares of common stock to employees. Compensation and cost of services provided was recognized at the shares' estimated fair value.

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

In October 2000, the Company issued 1,700,000 shares of common stock at $1.00 per share in a private placement and in December 2000, the Company issued a further 550,000 shares of common stock at $1.00 per share pursuant to the same private placement. In December 2000, the Company issued 55,000 shares for services in connection with the private placement. Options to acquire 22,500 shares at $1.00 per share were issued for services in connection with the private placement expiring on November 2, 2003. The fair value of the options on the grant date was $17,430 calculated using the Black-Scholes Option Pricing Model.

In November 2000, the Company issued warrants to acquire 4,000 shares of common stock at $3.50 per share expiring on November 1, 2003. The fair value of the options on the grant date was $1,816 calculated using the Black-Scholes Option Pricing Model.

In December 2000, as an inducement to join our Board of Directors, the Company granted a director at a cost of $500 the right to purchase warrants to purchase 10,000 shares of common stock at an exercise price of $1.00 per share expiring on December 31, 2003. The fair value of the options on the grant date was $8,231 calculated using the Black-Scholes Option Pricing Model.

In December 2000, the Company issued 2,500 shares to a Director of the Company and options to acquire 15,000 shares at $1.00 per share expiring on December 31, 2003. The fair value of the options on the grant date was $7,103 calculated using the Black-Scholes Option Pricing Model.

In December 2000, the Company issued warrants to acquire 10,784 shares of common stock at $1.00 per share expiring on December 1, 2003. The fair value of the options on the grant date was $8,877 calculated using the Black-Scholes Option Pricing Model.

In December 2000, the Company issued warrants to acquire 4,000 shares of common stock at $3.50 per share expiring on December 1, 2003. The fair value of the options on the grant date was $1,619 calculated using the Black-Scholes Option Pricing Model.

In December 2000, the Company issued warrants to acquire 1,000 shares of common stock at $2.00 per share expiring on October 3, 2003. The fair value of the options on the grant date was $667 calculated using the Black-Scholes Option Pricing Model.

In December 2000, the Company issued warrants to acquire 12,000 shares of common stock at $3.50 per share expiring on December 1, 2003. The fair value of the options on the grant date was $6,528 calculated using the Black-Scholes Option Pricing Model.

In December 2000, the Company issued options to acquire 15,000 shares of common stock at $1.00 per share expiring on July 31, 2001. The fair value of the options on the grant date was $18,560 calculated using the Black-Scholes Option Pricing Model.

In December 2000, the Company issued 205,915 shares of common stock to convert $190,000 of 10% promissory notes payable. In exchange for the shares, the note holders waived all accrued interest. The Company recognized an extraordinary gain of $35,564 from the conversion. Options to acquire 21,000 shares of common stock were issued as part of the conversion of the $190,000 promissory note. These options are exercisable at $1.00 per share and expire on September 30, 2003. The fair value of the options on the grant date was $25,673 calculated using the Black-Scholes Option Pricing Model.

The Company has offered the right to purchase warrants to acquire 83,500 shares of common stock. As of December 31, 2000, no rights to purchase warrants have been exercised.

6.      STOCK BASED COMPENSATION

In October 2000, the Company issued options to acquire 296,000 shares of common stock to employees of the Company. These options are exercisable at $1.22 per share and vest over a three year period commencing October 2001. The options expire in October 2005. The fair value of the options on the grant date was $255,554 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the three and nine month periods ended December 31, 2000 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                 -------------------------- -------------------------------- -------------------------------
                                                   for the 3 months                 for the 9 months
                                                ended December 31, 2000           ended December 31, 2000
                 -------------------------- -------------------------------- -------------------------------
                 Proforma Net Loss          ($487,252)                       ($1,410,857)
                 -------------------------- -------------------------------- -------------------------------
                 Proforma Loss Per Share    ($0.08)                          ($0.28)
                 -------------------------- -------------------------------- -------------------------------
                 Risk Free interest rate    5.81%                            5.81%
                 -------------------------- -------------------------------- -------------------------------
                 Expected lives             5 years                          5 years
                 -------------------------- -------------------------------- -------------------------------
                 Expected volatility        85.47%                           85.47%
                 -------------------------- -------------------------------- -------------------------------

For purposes of these proforma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

7.           SUBSEQUENT EVENTS

In January 2001, the Company filed a registration statement with the Securities and Exchange Commission for the 2,250,000 shares issued in the October 2000 and December 2000 private placements. The registration statement also includes one Class A and one Class B warrant which attach to each of the 2,250,000 common shares issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan, "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet,

FORWARD LOOKING STATEMENTS

the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Quarterly Report on Form 10-QSB and elsewhere herein. The Company does not have any intention or obligation to up-date these forward-looking statements.

COMPANY BACKGROUND

World Diagnostics, Inc. (the Company or "WDI"), based in Miami Lakes, FL, is an early stage business that began operations in February 1997 for the purpose of servicing the international market for medical diagnostic tests and allied laboratory products.

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

The Company distributes its privately labeled range of rapid immunodiagnostic products for point-of-care testing of certain human medical conditions and infectious diseases. The Company's various rapid diagnostic test kits incorporate genetically engineered technology to diagnose infectious diseases as well as various sexually transmitted diseases. These products provide accurate and cost-effective diagnosis of acute and chronic conditions in the areas of reproductive health, viral and bacterial infectious diseases, gastrointestinal, hormonal, and autoimmune disorders, cancer and cardiac markers, therapeutic drugs and drugs of abuse testing. The Company's products are made to its specifications through a network of suppliers and contract manufacturers, many of which are interchangeable.

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

In September 1999, the Company began the design of its GLOBALeMED e-commerce solution system, which became operational as beta sites in Chile and Romania in February 2000 and South Africa in March 2000. As of December 2000, the Company has established eighteen such localized websites. In South America, sites have been established for Argentina, Chile, Colombia, Uruguay and Venezuela. In Europe, sites have been established for Austria, Netherlands, Poland and Spain. In Eastern Europe, sites have been established for Romania and the Czech Republic. In the Caribbean, sites have been established for Dutch Antilles, Jamaica and Trinidad and Tobago. In Africa and the Middle East, sites have been established for South Africa and Egypt. In Asia, sites have been established for South Korea and Vietnam.

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

RESULTS OF OPERATIONS

Revenues. For the three months ended December 31, 2000 and the nine months ended December 31, 2000, revenues decreased by $94,194 or 25% and increased by $499,024 or 54% over the quarter ended December 31, 1999 and the nine months ended December 31, 1999. Revenues in the three months ended December were negatively affected by seasonal fluctuations in certain international markets and the impact of changed credit policies which have also been rigorously implemented. These impacts are considered to be short term in nature and unlikely to recur in future periods. For the nine months ended December 31, 2000, sales to a larger distributor base and a higher level of sales to existing customers, continued to account for the increase in revenues, when compared to the same period in the prior year.

South America, the Caribbean and Eastern Europe are the strongest markets for the Company and in combination accounted for 76% of total revenue for the nine months ended December 31, 2000 and 72% for the three months ended December 31, 2000 compared to 71% of total revenue for the nine months ended December 31, 1999 and 69% for the three months ended December 31, 1999. The Company is experiencing strong growth in other geographic regions of the world and these regions should begin to account for an increasing percentage of total Company revenue going forward.

Sales Returns have historically, and continue to be insignificant. Because of extensive product quality control and review, which is conducted prior to product shipment, the return rate as a percentage of sales is anticipated to remain at a low percentage.

Gross Profit. The Company's gross profit on product sales decreased to $58,593 for the three months ended December 31, 2000 from $87,321 for the three months ended December 31, 1999 and increased to $332,141 from $183,890 in the nine months ended December 31, 2000 and 1999. Gross profit as a percentage of sales decreased to 20.0% for the three months ended December 31, 2000 from 22.6% in the comparable quarter of 1999. The margin for the quarter was negatively impacted as a result of low margin sales to certain new target markets to establish an initial market position. For the nine months ended December 31, 2000 the gross profit percentage was 23.3% compared to 19.8% for the six months ended December 31, 1999. The improved gross profit margin for the nine month period was primarily the result of better purchasing and volume price discounts. Margins are expected to continue to improve as a result of continued higher sales per order, allowing the Company to achieve further efficiencies in volume purchasing. The Company's goal is to increase the level of sales to non-distributor end user customers, including those that shop directly on the Company's GLOBALeMED web site, enabling the Company to achieve an overall gross profit percentage above 30%.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $542,410 for the three months ended December 31, 2000 from $341,493 for the three months ended December 31, 1999, and increased to $1,630,815 for the six months ended December 31, 2000 from $837,188 for the six months ended December 31, 1999. The increase in these expenditures is due primarily to the overall growth experienced by World Diagnostics, Inc. Additional expenditures have been incurred in payroll as a result of new hires. Extensive travel has occurred related to sales and marketing to develop new markets. Enforcement of new credit policies and extensive management review of all Accounts Receivable, resulted in the higher level of bad debt expenditure. Professional and legal fees, and related expenses incurred in connection with various private placements, as well as SEC reporting requirements which began in the third quarter of fiscal 1999, have resulted in a higher level of expenditure in all categories of professional fees and services. These items have resulted in increased expenditures in both the three months ended December 31, 2000 and the nine months ended December 31, 2000, when compared to the same periods in the prior year. For the three month and nine month periods ended December 31, 2000, there were no significant expenditures for web site development costs on the Company's website.

Net Loss. The Company incurred a net loss of $469,505 or $(0.08) per share for the three months ended December 31, 2000 and reported a net loss of $259,404 or $(0.06) per share for the comparable period in 1999. The Company incurred a net loss of $1,393,110 or $(0.28) per share and a net loss of $1,153,617 or $(0.28)
a share for the nine months ended December 31, 2000 and 1999. A non cash gain associated with equity adjustments of $35,564 was included in the three months ended December 31, 2000, and non cash charges of $53,851 and $493,938 were included in the nine months ended December 31, 2000 and 1999 respectively. Excluding the effect of these extraordinary items, the operating loss increased to $1,339,259 in the nine months ended December 2000 from $659,679 for the same period in 1999.

Financial Condition

At December 31, 2000, the Company had cash and cash equivalents of $1,260,603 compared to $80,817 at March 31, 2000. The Company had positive working capital of $1,268,964 and negative working capital of $672,194 at December 31, 2000 and March 31, 2000 respectively. The Company had current assets of $1,948,953 and a shareholders equity of $1,513,880 at December 31, 2000. This compares to current assets of $634,872 and stockholders deficit of $522,035 at March 31, 2000.

Liquidity and Capital Resources

In October 2000 and December 2000, the Company received subscriptions for a $2.25 million equity private placement. The proceeds will be used to repay outstanding debt, provide working capital and improve the equity base. Should it be necessary, the Company believes that it can obtain additional equity financing. In addition the Company continues to pursue a secured line of financing based on receivables and inventory.

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

Item 2. Changes in Securities and Use of Proceeds.

        Recent Sales of Unregistered Securities

In October 2000, the Company issued options to employees of the Company to acquire 296,000 shares of Common Stock at $1.22 per share, in consideration of services rendered and to be rendered. The options vest over a three year period at a rate of one third per year, commencing in October 2001. Vested options may be exercised at any time prior to October 2005. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In November and December 2000 the Company closed upon a private placement of $2,250,000, consisting of 45 Units priced at $50,000 per Units, each consisting of (i) 50,000 shares of the Company's Common Stock, par value $.001 per share
(ii) 50,000 "A" Warrants to Purchase Common Stock at $1.375 per shares, and
(iii) 50,000 "B" Warrants to purchase Common Stock at $1.625 per share. The $2,250,000 private placement was completely funded by December 31, 2000. Under the subscription documents, the Company is required to register the Common Stock, the A Warrants, the B Warrants and the Common Stock for which the warrants may be exercised. The A Warrants and the B Warrants are generally exercisable for a period of five (5) years, provided, however, that the A Warrants are redeemable by Company, at $.10 per Warrant, under certain circumstances if not otherwise exercised by the warrant holder. The Company did not use and underwriter in connection with the offering. The offering was made pursuant to an exemption under Rule 506 of the Securities Act of 1933, as amended.

In November 2000, the Company issued warrants to a consultant to acquire 4,000 shares of Common Stock at $3.50 per share, in connection with services rendered to the Company. The warrants may be exercised at any time prior to November 1, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, as an inducement to join the Company's Board of Directors, the Company granted a director at a cost of $500 the right to purchase warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per share. The warrants may be exercised at any time prior to December 31, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, the Company issued 2,500 shares of common Stock to a Director of the Company and options to acquire 15,000 shares of common Stock at $1.00 per share. The options may be exercised at any time prior to December 31, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, the Company issued warrants to consultants to acquire 10,784 shares of Common Stock at $1.00 per share, in connection with services rendered to the Company. The warrants may be exercised at any time prior to December 1, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, the Company issued warrants to a consultant to acquire 4,000 shares of Common Stock at $3.50 per share, in connection with services rendered to the Company. The warrants may be exercised at any time prior to December 1, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, the Company issued warrants to a consultant to acquire 1,000 shares of common stock at $2.00 per share, in connection with services rendered to the Company. The warrants may be exercised at any time prior to October 3, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, the Company issued warrants to consultants to acquire 12,000 shares of common stock at $3.50 per share, in connection with services rendered to the Company. The warrants may be exercised at any time prior to December 1, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, the Company issued options to consultants to acquire 15,000 shares of common stock at $1.00 per share, in connection with services rendered to the Company. The options may be exercised at any time prior to July 31, 2001. The Company did not use an underwriter in connection with the issuance. The issuance was made in pursuant to an exemption under Section 4(2) of the Securities Act.

In December 2000, the Company issued 205,915 shares of Common Stock to convert $190,000 of 10% promissory notes payable. In exchange for the shares, the note holders waived all accrued interest. The Company issued options to acquire 21,000 shares of Common Stock as part of the conversion of the $190,000 promissory note. These options are exercisable at $1.00 per share and expire on September 30, 2003. The Company did not use an underwriter in connection with the issuance. The issuance was made pursuant to an exemption under Section 3(a)(9) of the Securities Act.

The gross proceeds from the sale of Common Stock and Warrants was $2,250,000, of which approximately $50,000 was used to pay legal fees and $50,000 was used to pay finders fees. The $2,150,000 of net proceeds realized by the Company was used for general working capital purposes.

Item 3. Defaults Upon Senior Securities

              None

Item 5. Other Information

              None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

 27. 1  Financial Data Schedule.

        Reports on form 8-K

        Form 8-K filed, on November 20, 2000, with respect to the closing of $1,700,000 private placement of Common Stock and Class A Warrants and Class B Warrants.

        Form 8-K filed, on December 19, 2000, with respect to the closing of $500,000 private placement of Common Stock and Class A Warrants and Class B Warrants.

        Form 8-K/A filed, on January 26, 2001, with respect to change in accountants, including accompanying letter from prior accountants to the SEC regarding same.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WORLD DIAGNOSTICS INC.

Date: February 14, 2000             By: /s/ Ken Peters
                                        ----------------------
                                       Ken Peters, Director,
                                       President

Date: February 14, 2000             By: /s/Paul R. Kamps
                                        --------------------------
                                        Paul R. Kamps,
                                        Executive Vice President-
                                        Finance and Administration