Form 10KSB
period 2001-03-31
WORLD DIAGNOSTICS INC
filed 2001-07-16
CIK 1066795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

 X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended ------- March 31, 2001

                                       OR

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

                         Commission File Number: 0-27627

                             WORLD DIAGNOSTICS INC.
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                   65-0742342
           -----------------                             ----------
   (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)

               16250 N.W. 59th Avenue, Miami Lakes, Florida 33014
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (305) 827-3304

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     The issuer's revenues for its most recent fiscal year were $ 2,203,534.

     The aggregate market value of 5,592,530 shares of the Company's common stock held by non-affiliates was $1,398,133 as of June 30, 2001. The market value of the shares was calculated based on the closing sales price of a share of common stock on The OTC Bulletin Board Market on such date.

     As of June 30, 2001, 7,255,120 shares of the registrant's common stock, par value $.001 per share, were outstanding.

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No


     Not Applicable.

     Transitional Small Business Disclosure Format Yes_____  No X

                             WORLD DIAGNOSTICS INC.
                                     10-KSB
                                TABLE OF CONTENTS

                                                                                                           Page No.


PART I............................................................................................................4
------
     ITEM 1.      DESCRIPTION OF BUSINESS.........................................................................4
     -------      ------------------------
     ITEM 2.      DESCRIPTION OF PROPERTY........................................................................14
     -------      -----------------------
     ITEM 3.      LEGAL PROCEEDINGS..............................................................................14
     -------      ------------------
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................14
     -------      ----------------------------------------------------

PART II..........................................................................................................14
-------
     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................14
     -------      ---------------------------------------------------------
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................19
     -------      ----------------------------------------------------------
     ITEM 7.      FINANCIAL STATEMENTS...........................................................................25
     -------      ---------------------
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURES..............25
     -------      ----------------------------------------------------------------------------------

PART III.........................................................................................................26
--------
     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT ...........................................................................26
     -------      -------------------
     ITEM 10.     EXECUTIVE COMPENSATION.........................................................................31
     --------     ----------------------
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................32
     ---------    --------------------------------------------------------------
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................34
     --------     ----------------------------------------------
     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K...............................................................35
     --------     --------------------------------
     EXHIBIT INDEX ..............................................................................................35
     SIGNATURES  ................................................................................................37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         World Diagnostics Inc. (the "Company") (OTCBB: WDGI), based in Miami Lakes, Florida, is an early stage business that began operations in February 1997 for the purpose of servicing the growing international demand for medical diagnostic tests and laboratory products.

         The Company is a single source supplier and exporter of approximately 1,000 Company branded medical diagnostic test kits and laboratory products, of which approximately 110 of these products represent approximately 84% of the Company's revenues. The products are marketed through the Company's website, www.GLOBALeMED.com (which is also accessible through its other Internet addresses: www.labtestkits.com and www.worlddiagnostics.com), and its distributor network.

         The Company distributes under its own brand name, a range of rapid immunodiagnostic products for point-of-care testing of certain human medical conditions and infectious diseases, in addition to other medical diagnostic tests and laboratory products. The Company's various rapid diagnostic test kits incorporate proprietary, genetically engineered technology to diagnose infectious diseases, such as HIV, Cholera, Hepatitis and Tuberculosis, as well as various sexually transmitted diseases. These products provide accurate and cost-effective diagnosis of acute and chronic conditions in the areas of reproductive health, viral and bacterial infectious diseases, gastrointestinal, hormonal, and autoimmune disorders, cancer and cardiac markers, therapeutic drugs and drugs of abuse testing. The Company's products are made to its specifications through a network of suppliers and contract manufacturers, many of which are interchangeable.

         The Company sells its medical diagnostic test kits and laboratory products primarily through a network of 88 distributors covering 80 countries, as well as through its website. The Company's GLOBALeMED business to website serves as the Company's e-commerce solution for medical professionals to purchase medical diagnostic products and access critical data and technology support online. The GLOBALeMED system is a worldwide multilingual, multi-cultural platform utilized by the Company's distributors to serve hospitals, clinical laboratories, physician's offices and certain pharmacies primarily in emerging market nations.

         In March 1998, the Company began to market its products by providing a limited menu of medical diagnostic tests that it offered for sale through international distributors. In May 1998 the Company acquired the assets of Health Tech International, Inc., which consisted primarily of proprietary distribution agreements and certain technology for rapid diagnostic tests. This transaction was treated as a combination of companies under common control with the Company being the surviving company. In July 1998 the Company achieved US Food and Drug Administration ("FDA") Good Manufacturing Practices ("GMP") compliance which allows for registration of the Company's products for sale in various countries.

         In March 1999, the Company posted its initial website
(www.labkits.com), which was used by the Company to recruit new distributors. In June 1999, the Company added a rudimentary electronic shopping cart to the website, making it a fully transactional website for purchasing medical diagnostic test products online.

         In September 1999, the Company began the design of its GLOBALeMED e-commerce solution system, which became operational in November 1999. Local sites were launched in Chile and Romania in February 2000, and in South Africa in March 2000. As of July 2001, the Company has established twenty such localized websites. In South America, sites have been established for Argentina, Chile, Uruguay and Venezuela. In Europe, sites have been established for Italy and Poland. In Eastern Europe, sites have been established for Romania, the Czech Republic, Austria and Hungary. In the Caribbean, sites have been established for Jamaica, Trinidad and Tobago, Dominican Republic, Aruba and Antilles. In Africa and the Middle East, sites have been established for South Africa, Saudi Arabia and Egypt. In Asia, localized websites are active in Vietnam and South Korea.

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

         The Company's revenues are derived primarily from South America, the Caribbean and Eastern Europe, with the European Common Market, Asia, the Middle East and Africa representing the Company's secondary source of revenues. The Company's largest customer accounted for approximately 12% of the Company's revenues in the year ended March 31, 2001 and 14% of revenues in the prior fiscal year. The Company's annual sales grew to $ 2,203,534 in fiscal year 2001, from approximately $1,463,417 in fiscal year 2000.

         E-Commerce

         The Internet has emerged as the fastest growing communication medium in history and is dramatically changing how business communicates and shares information. It has created new opportunities for conducting commerce, streamlining complex processes, lowering costs and improving productivity. Through the Internet, the Company is able to communicate with a large number of buyers throughout a highly fragmented market who have significant dependence on product range, technical information and support. The Company enables distributors and end users of medical diagnostic tests and laboratory products to efficiently identify, evaluate and buy over 1,000 of the Company's products through the Company's website via a secure Internet based purchasing solution.

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

         The Company's GLOBALeMED e-commerce solution seamlessly links purchasers of medical diagnostic tests and laboratory products with its ability to efficiently deliver a wide range of products and services unavailable from any other single source. The Company's supply chain integrates a manufacturing base of numerous producers that provide timely delivery of intermediate and finished goods to the Company, which conducts final inspection and packaging before shipping directly to its customers. The Company's GLOBALeMED solution offers a simplified electronic catalog to access technical and product information, product selection, pricing, and an efficient order and order-tracking mechanism.

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

         The Company's centralized purchasing from its suppliers is based upon orders projected and received. Buying patterns differ around the world due to different disease states, environmental and cultural biases. Accordingly, forecasting levels of production from the Company's manufacturing network to meet sales expectations are closely monitored in terms of amounts, types of products, inventory requirements and timing of delivery. The Company recently installed a new accounting system and plans to integrate information from its manufacturers and suppliers with its sales forecasts and inventory levels, so as to provide prompt delivery to enhance the Company's competitive position.

         Brand Equity

         The Company is concentrating on building brand equity through its distributor network, branded product sales, and through the GLOBALeMED system. Management considers brand equity to be important to grow recurring revenues.

         The Company's brand equity consists of the following components:

              World Diagnostics, WDI and GLOBALeMED

              "Smart Check","Smart Strip", "Avantage", "Smartlyte" and "Smartwell" products are marketed under the WDI label

         The Company plans to continue building brand equity through advertising, marketing seminars and alliances that serve to increase sales and drive customers to its GLOBALeMED system. These include:

              Local and Global Advertising in Trade Publications, Newsletters, Medical Journals and Healthcare Publications

              Educational Seminars for Professional Societies on a Country-by-Country Basis

              Trade Shows and Special Events for Medical Professionals

              Direct Marketing Initiatives and Special Promotions for Local
              Groups

              Public Awareness Campaigns with Government and Non-Government Organizations

              Partnering with Local ISPs and Portals on a Global and by Country Basis

              Establishing Marketing Alliances with Medical Websites and Businesses

         Market Overview

         The 1999 worldwide market for In Vitro Diagnostic ("IVD") test products such as urine, blood and saliva is estimated to be in excess of $20 billion annually, of which approximately 40% is in the US, 26% is in Europe, 12% is in Japan and 22% is in recently developed economies and emerging market countries. (Source: Diagnostic Consulting Group, from a report commissioned by us). The moderately developed and emerging markets, whose aggregate market size is approximately $4.2 billion, has two components: public and private sectors It is estimated that nearly 95% of this market is derived from imports (Source: U.S. Department of State 1999). Tests for infectious diseases performed in emerging markets are about 70% of the total market, with growth in infectious disease tests exceeding 18% per annum. Of people worldwide who are HIV positive, 95% are in emerging markets or developing countries.

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

         The vast majority of international end users typically buy from numerous relatively small local distributors that often stock a limited range of test kits and lack the expertise to provide timely delivery and technical support. In emerging markets or moderately developed economies, the substantial majority of medical laboratories are small in size and account for the majority of diagnostic product sales. By contrast, diagnostic product sales in the US are predominately to large labs. Smaller international accounts in highly fragmented markets have been less desirable by large corporations as they are too expensive to be managed or directly sold to by large corporations whose equipment and diagnostic products are capital intensive and geared to larger scale usage.

         In moderately developed economies and emerging markets, price, availability of products, ease of use and technical support are of major importance. The highest diagnostic priority in moderately developed economies is improvement in the efficiency and quality of physician care. In the emerging markets it is to identify and contain infectious disease disorders. In both markets, price delivery time, technical support and prompt response to inquiries are important. In these emerging markets an increasing amount of funds are being provided by governments and development organizations, such as UNICEF, USAID, the World Bank and the IMF, for the use of rapid diagnostic testing, often at point of care or on-site, to identify and isolate infectious individuals. This policy is driven by the need to minimize costs to the medical and social system for the general health and welfare improvement of populations as well as containing epidemic situations. Moreover, population control is the second largest growth area in diagnostic product sales behind infectious diseases for the emerging markets countries. International funding of rapid diagnostic products for pregnancy and ovulation detection is also supported by UNICEF, USAID, the World Bank and the IMF.

         Products

         The Company's current catalog of approximately 1,000 products offers a comprehensive commonly used range of medical diagnostic test kits and laboratory products. The kits are made in generic form and packaged under the Company's label. The Company's emphasis on rapid tests include cardiac markers such as Troponin I for instant point of care ("POC") myocardial infarction, cancer markers such as Prostate Specific Antigen tests to screen for prostate cancer, sexually transmitted disease tests for HIV, Gonorrhea, Chlamydia, Syphilis and infectious disease tests for Cholera, Tuberculosis, Dengue Fever, Malaria, Rotovirus, Rubella and HCV.

         The Company's diagnostic product line consists of four main groups and are marketed under the World Diagnostics Inc. or the WDI label.

         o    Qualitative Rapid POC Diagnostic Tests

              Product brand names "Smart Check" and "Smart Strip" for HIV, Syphilis, Ovulation, Pregnancy, Drugs of Abuse, and others tests used for infectious and immune complexes.

         o    Quantitative Laboratory Tests

              Product brand name "Avantage" ELISA kits for blood banking, hormones, cancer markers, infectious diseases, allergy, fertility, gastrointestinal, immune and other disorders.

         o    Routine Urine and Latex Agglutination Tests

              These products are demanded in emerging markets, offer lower sensitivity; but are preferred by some governments because they are inexpensive.

         o    Clinical Chemistry Reagents

              This product group is fundamental to all laboratory operations. While it is mature, it continues to be a widespread mode of clinical testing.

         Technology

         The Company's products incorporate technologies utilizing some of the most modern "formats" available in the medical laboratory diagnostics industry. Format refers to the platform under which animal and human proteins are utilized to determine quantitative or qualitative test results. The Company markets diagnostic quantitative and qualitative test kits covering clinical chemistry, amino acids and rapid diagnostic POC tests. The technology format primarily utilized by the Company's products embodies color development for a determination of results because most laboratories have instrumentation that can obtain results through optical density readings.

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

         The Company's antibody and antigen tests are designed and engineered to use sophisticated molecular biology and DNA based genetic engineering techniques to produce proprietary and specific antigens to manufacture sensitive and specific kits for diagnosis. Natural immune systems of the human body produce antibodies to defend against abnormalities such as bacteria, viruses and cancer. Antibodies are produced in specific shapes and composition to attack and immobilize these abnormalities. Genetically engineered antibodies or antigens are more highly specific to increase detection of such abnormalities earlier than naturally formed antibodies. The Company offers four primary delivery system formats using the genetically engineered antigens: (1) Dipsticks, (2) Flow-through cassettes, (3) Microwell tests, and (4) A one-step lateral flow delivery system. While most diagnostic test formats utilize a basic antibody antigen concept, the four formats offered by the Company provide advanced proprietary technology and differ in terms of speed, ease of use, sensitivity, and specificity to address the particular needs of different tests.

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

         It is the Company's responsibility to verify that each product purchased from various suppliers is in conformity with FDA requirements. Dr Martin Muy, a genetic immunologist and Vice President-Technical Affairs, oversees the Company's quality control lab and conducts audits of the Company's suppliers and contract manufacturers to verify that Company specifications are met.

         Marketing and Distribution

         The Company intends to utilize its product positioning and GLOBALeMED interactive shopping and informational website to meet the needs of its distributors and end-user customers. The Company's strategy is to make its distributor base into an effective network of localized representatives that expand sales through conventional distribution methods and, at the same time, promote and market the Company's GLOBALeMED system. Distributors typically fulfill this function by first providing basic distribution of products within a country and then initiating efforts to have their existing customer base purchase products directly from the Company's website. Current sales to distributors are direct, and, although distributors receive a discount starting at 20% of list price if they purchase a large volume of our products, there are no commissions. The distributors mark up the product price as they choose in each country as long as the price does not exceed the Company's published catalog prices. They then receive the difference in price between the Company's cost to them and their cost to the public. There are significant benefits to distributors when the Company's customers purchase directly from the Internet. Not only does each distributor receive a 10% commission for each Internet sale in such distributor's territory, regardless of the size of the sale, but because the customer pays for the products by credit card through the website, the distributor is no longer required to:
         pay duty, freight or VAT on the products;
         physically go to its country's customs location to have the products cleared through customs; deliver the products to the customer; or collect its receivables from the customer.

         As of June 30, 2001, the number of distributors has increased to 88 including the 20 GLOBALeMED representatives, from a total of 75 distributors in the prior year. The Company continues to drive its traditional distribution model until such time as worldwide acceptance emerges for online commerce which will allow for the expansion of the interactive shopping and informational website. Our non-distributor direct end-user customer base grew to 55 from 44 in the prior year. Since the establishment of the Company's website, the Company has generated a substantial database of new customer leads, of which the majority are distributor prospects that are screened and cultivated through e-mail and fax.

         Through its website, the Company attracts new distributors who offer the capability for the Company to distribute increasing volumes of its products, promote the Companys brand name in the distributors' respective countries and service end-user customers. At present, a substantial portion of the Company's sales are derived from the Company's distributor base, many of which use the Company's website to place orders or to promote the Company's product line. The Company has its highest concentration of revenues from distributors in South America, the Caribbean, and Eastern Europe. These regions accounted for approximately 73% of the Company's current year revenues and 75% of revenues for the year ended March 31, 2000.

         The Company plans to continue to recruit distributors in order to increase sales and market penetration and use its distributor network as a means to expand its GLOBALeMED system on a country-by-country basis. The Company is concentrating on those countries and geographic regions where it believes that it will have the greatest opportunity to establish growing market share and critical mass for its GLOBALeMED system. To date, the Company has established twenty such websites. Local websites created for the Company's distributors will be maintained by the Company. In addition to providing localized services and information, the Company will serve as a portal to other websites aligned with the Company's GLOBALeMED system. These distributors are becoming logistical support centers and serve as selling organizations to promote end users to utilize the Company's e-commerce solution. The distributor network facilitates and drives transactions through the local website to the Company's global website, where orders are centrally processed. Distributors are able to keep track of order status and fulfillment on a localized basis.

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

         Competitive Conditions

         The competitive landscape for e-commerce solutions in medical diagnostic tests and laboratory products is extremely fragmented and limited in scope, especially in the international market. Most competitors are sellers of equipment or medical supplies. Some sell a limited range of diagnostic test products. Websites include a few buying groups, trade associations, some small niche distributors or manufacturers, a few large manufacturers, some publishers, and a handful of virtual malls. About 75% of the websites researched by the Company were US based. None were comparable to GLOBALeMED. Major medical diagnostic companies (typically European or US) traditionally rely upon a master distributor to manage an umbrella distribution network for both public and private sector sales, which does not compete with the Company's strategy. The Company has generally found that: (i) the market is highly fragmented throughout the distributor and end-user landscape; (ii) website links are in an early stage of development; (iii) no company has yet to establish a critical mass or dominant market share in any particular area concerning the markets served by the Company; and (iv) the majority of the Company's competitors are small medical supply companies, buying groups, virtual malls and a few manufacturers.

         Patents, Trademarks & Licenses

         The Company has not applied for patent protection with respect to any of its products. The Company protects its trade secrets through confidentiality and non-competition agreements executed by its employees and suppliers.

         Government Regulation

         The Company currently maintains an FDA certified Good Manufacturing Practices facility and has FDA approval for 192 of the approximately 1000 products it offers for sale. The Company has an FDA Registration Certificate of Foreign Commerce for its FDA approved products. The Company also has Certificates of Exportability 801(e) for all non-FDA approved products which are provided by the Company to distributors who have represented to the Company that such Certificates of Exportability permit the sale of the Company's products in the respective countries. The Company believes that the export of these products is in compliance with applicable foreign law. An insignificant amount of the Company's products are sold within the US which are subject to the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, as amended and/or provisions under the Safe Medical Act of 1990, which governs the manufacture and marketing of medical devices, including in vitro diagnostic test kits. In addition to the foregoing, the Company's present and future operations or products may be subject to regulation under the Occupational Safety and Health Act, Environmental Protection Act, Resource Conversion and Recovery Act, Toxic Substances Control Act, Clinical Laboratory Improvement Act and other present or possible future legislation and regulations, as well as by governmental agencies with regulatory authority relating to the Company's business.

         Employees

         As of June 30, 2001 the Company had a total of 21 employees, 15 of which were full-time employees and 6 of which were part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive, administrative, technical affairs and warehouse facilities are located in Miami Lakes, Florida, in approximately 10,000 square feet of general use space. The lease commenced March 1, 2001 and provides for a 10-year term at $9,100 per month base rent, subject to annual cost of living adjustments. The Company has the right to terminate the lease at the end of years three and five upon prior notice and payment to the landlord of approximately $170,000 and $100,000, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         The majority of the stockholders took action by written consent in the last quarter of fiscal year ended March 31, 2001 to increase the authorized share capital of the Company. An information statement containing such action was filed with the Securities and Exchange Commission on April 4, 2001.

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

         1999                                                                       HIGH              LOW
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending March 31                                                 $ 6.75           $ 4.75
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending June 30                                                       8             6.37
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending September 30                                                9.5                8
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending December 31                                                  10                9
---------------------------------------------------------------------- ----------------- ----------------
         2000
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending March 31                                                  11.25             9.13
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending June 30                                                   11.50             1.75
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending September 30                                               4.88             2.00
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending December 31                                                2.19             0.75
---------------------------------------------------------------------- ----------------- -----------------
         2001
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending March 31                                                   1.19             0.50
---------------------------------------------------------------------- ----------------- ----------------
         Quarter Ending June 30                                                    0.75             0.19
---------------------------------------------------------------------- ----------------- ----------------

         The last reported sales price of the common stock on June 30, 2001 was $0.25 per share. The number of disclosed record holders of the Company's common stock was 582 on June 30, 2001.

         As of June 30, 2001, the Company is authorized to issue up to 25,000,000 shares of common stock, par value $.001 per share, of which 7,255,120 shares are issued and outstanding, and 5,000,000 shares of preferred stock, par value $.001 per share, none of which are issued. Of the outstanding shares, 2,144,000 are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

         Dividends

         The Company has never declared or paid any cash dividends on its common stock nor does the Company anticipate paying any in the near future. Furthermore, the Company expects to retain any future earnings to finance the operations and expansion of the Company. As of June 30, 2001, there are no restrictions on the common stock that limit the ability of the Company to pay dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available and to share pro rata in any distribution to the stockholders. Upon liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock. The outstanding shares of common stock of the Company are not subject to further call or redemption and are fully paid and non-assessable.

         Recent Sales of Unregistered Securities

         During the past three years, the Company sold the following securities that were not registered under the Securities Act:

         In June 1998, the Company completed a private placement in which the Company issued 400,000 shares of common stock at $0.125 per share. The issuance was made pursuant to an exemption under Rule 504 of Regulation D of the Securities Act.

         On August 24, 1998, we issued 200,000 shares of common stock to MediaVest, Inc., a Delaware corporation, which is owned by Barry Peters, the Chairman of the Board of the Company, in consideration for an extension of and the forebearance of interest on a promissory note. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In November 1998, the Company granted options to purchase 12,000 shares of common stock, at an exercise price of $1.50 per share, to a consultant in consideration for financial service rendered to the Company. The grant was made pursuant to Rule 701 promulgated under the Securities Act.

         On December 22, 1998, the Company issued 29,237 shares of common stock to an investor in consideration for the extinguishment of a note payable in the amount of $17,500. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         During the year ended March 31,1999, the Company issued 201,500 shares of common stock in connection with the exercise of warrants at the price of $1.00 per share. The issuance was made pursuant to an exemption under Rule 701 promulgated under the Securities Act.

         In April 1999, the Company issued 748,500 shares of common stock for $.50 per share in connection with the exercise of warrants issued to certain of the founders of the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In April 1999, the Company issued 101,090 shares of common stock in consideration for the extinguishment of notes payable in the amount of $62,400. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In May 1999, the Company issued 6,000 shares of common stock to two individuals in consideration for information technology services rendered to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In November 1999, the Company issued warrants to purchase 205,000 shares of common stock, at an exercise price of $2.50 per share, to fifteen individuals in connection with the issuance of promissory notes to such individuals in the amount of $410,000. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         During the year ended March 31, 2000, the Company issued 15,500 shares of common stock to various consultants in consideration for website development services rendered to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In April 2000, the Company issued 10,000 shares of common stock to an employee in consideration for information technology services rendered to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         On June 1, 2000, the Company issued 8,199 shares of common stock to the fifteen individuals in consideration for an extension of and the forebearance of interest on promissory notes in the amount of $410,000. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         On June 1, 2000, the Company issued 182,799 shares of common stock to fifteen individuals upon the conversion into common stock of an aggregate of $285,000 of the principal of the $410,000 promissory notes. The common stock was issued pursuant to an exemption under Section 3(a)(9) of the Securities Act.

         On June 19, 2000, the Company issued 71,440 shares of common stock at $7.00 per share, and 71,440 warrants exercisable at $7.00 per share to purchase 71,440 shares of common stock. In July 2000, the Company issued 100,000 shares of common stock at $1.00 per share as an inducement for the above warrant holders to exercise an early exchange of their warrants for common stock. In connection with such exchange, the Company issued an additional 71,440 shares of common stock. The issuance was made pursuant to an exemption under Rule 506 of Regulation D of the Securities Act.

         On June 21, 2000, the Company issued an aggregate of 16,000 shares of common stock to two individual consultants in consideration for financial services rendered to the Company. The common stock was issued pursuant to an exemption under Section 4(2) of the Securities Act.

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

         In October 2000, the Company granted options to purchase 296,000 shares of common stock, at an exercise price of $1.22 per share, to several of the employees of the Company in consideration for services rendered and to be rendered in their various job capacities. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In October 2000, the Company granted options to purchase 22,500 shares of common stock, at an exercise price of $1.00 per share, in consideration for financial services rendered to the Company in connection with a private placement. The grant was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In November 2000, the Company issued warrants to purchase 4,000 shares of common stock, at an exercise price of $3.50 per share, to a consultant in consideration for public relations services rendered to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In December 2000, the Company issued 55,000 shares of common stock in consideration for financial services rendered to the Company in connection with a private placement. The issuance was made pursuant to an exemption under
Section 4(2) of the Securities Act.

         In December 2000, as an inducement to join the Board of Directors of the Company, the Company granted a director, at a cost of $500, the right to purchase warrants to purchase 10,000 shares of common stock at an exercise price of $1.00 per share. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In December 2000, the Company issued 2,500 shares of common stock and options to purchase 15,000 shares of common stock at an exercise price of $1.00 per share to one of the directors of the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In December 2000, the Company issued warrants to purchase 10,784 shares of common stock at an exercise price of $1.00 per share, to consultants in consideration for financial consulting services rendered in connection with certain of the Company's private placements. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In December 2000, the Company issued warrants to purchase an aggregate of 16,000 shares of common stock at an exercise price $3.50 per share, to two consultants in consideration for public relations services to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In December 2000, the Company issued warrants to purchase 1,000 shares of common stock at an exercise price of $2.00 per share, to a consultant in consideration for financial consulting services rendered to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         In December 2000, the Company granted options to purchase an aggregate of 15,000 shares of common stock, at an exercise price of $1.00 per share, to two individuals in consideration for their services rendered as finders in connection with one of the Company's private placements. The issuance was made in pursuant to an exemption under Section 4(2) of the Securities Act.

         In December 2000, the Company issued 205,915 shares of common stock and granted options to purchase 21,000 shares of common stock, at an exercise price of $1.00 per share, to three individuals in exchange for the conversion of $190,000 of 10% promissory notes payable and all accrued interest on the notes. The issuance was made pursuant to an exemption under Section 3(a)(9) of the Securities Act.

         On December 31, 2000, the Company completed a private placement of $2,250,000 in equity financing consisting of 45 units sold at $50,000 per unit, each unit consisting of (i) 50,000 shares of common stock, (ii) 50,000 A warrants to purchase common stock at $1.375 per share and (iii) 50,000 B warrants to purchase common stock at $1.625 per share. The A and B warrants are generally exercisable for 5 years, but the A warrants are redeemable by the

Company at $0.10 per warrant under certain circumstances. The private placement was made to "accredited investors" and was exempt from registration pursuant to
Section 4(2) of the Securities Act.

         On January 15, 2001, the Company issued warrants to purchase 4,000 shares of common stock, at an exercise price of $3.50 per share, to a consultant in consideration for public relations services to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

         Transfer Agent

         The Transfer Agent for the Company's common stock is Manhattan Transfer Registrar Company, 58 Dorchester Rd., Lake Ronkonkoma, New York 11779, telephone
(631) 585-7341, facsimile (631) 585-7569.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           Forward-Looking Statements

The statements contained in this Annual Report on Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider" or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet, the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Annual Report on Form 10-KSB and elsewhere herein. Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

          Overview

         For the year ended March 31, 2001, the Company continued implementation of its GLOBALeMED system on a country-by-county basis. While the growth and further development of the GLOBALeMED system continues to be an important focus, the sales and marketing effort has been concentrated on and is still dependent upon traditional distributors. During the year, further enhancements were made to the GLOBALeMED system, to improve functionality, navigability and ease of use. Although currently less than 1% of the Company's sales are derived from direct purchases over the Internet, the GLOBALeMED system serves as a significant lead generator for new business, recruitment of new distributors and existing distributor sales. It is particularly important in providing online technical support and as a marketing tool to facilitate efficiency in product selection, product evaluation and pricing. The Company also began shipping product under government contracts for the first time this year, which has added a new source of revenue. In connection with our continued expansion, the Company moved operations to a 10,000 square foot facility in Miami Lakes, Florida in March 2001.

         Subsequent to the year-end, the Company also embarked on various aggressive marketing promotions to move certain categories of inventory, re-classified by management as non-core inventory. While these inventory items will continued to be offered to customers, management has taken the position that these will be special order items and will not be held in inventory. This had an adverse effect on gross margins for the period. The lower gross margins are expected to continue through the second quarter of fiscal 2002 as we continue to move non-core inventory.

         Results of Operations

         Revenues

         Company revenues for the year ended March 31, 2001 increased by 51% to $2,203,534, from $1,463,417 for the year ended March 31, 2000. The increase in revenues was attributable to (i) product sales to government contracts (ii) an increase in equipment sales and (iii) a higher level of sales to existing customers.

         The following table details revenue breakdown by geographic region (in 000's) for the year ended March 31, 2001 and 2000:

                                                    for the year ended
                                  March 31, 2001               March 31, 2000
                                ----------------------------------------------
    South America               $             841           $             526

    Caribbean                                 517                         433

    Middle East and Africa                    321                          43

    Eastern Europe                            247                         135

    Domestic                                   92                         114

    Pacific Rim                                87                          92

    Western Europe                             52                          79

    Central America                            47                          41
                                ----------------------------------------------
           Total Revenue        $           2,204            $          1,463
                                ==============================================

         South America, the Caribbean and Eastern Europe are the strongest established distributor markets and in combination accounted for 73% of total revenue for the year ended March 31, 2001 compared to 75% of total revenue for the year ended March 31, 2000. The lower percentage contribution to total revenues for these markets points to the strong growth in both the number of distributors and volume of sales in other markets that the Company sells to and these regions should continue to account for an increasing percentage of total revenue going forward. The South African government authorized the purchase by its government hospitals and clinics of HIV diagnostic test kits from select approved vendors. South Africa recently granted the Company approved vendor status, which authorizes the government hospitals and clinics to purchase these kits. This is not a contract for the sale of a specified number of test kits. Sales to the South African government and a sale to the government of the United Arab Emirates, accounted for the increase in sales in the Middle East and Africa geographic region.

         The following table details revenue breakdown by product group (in 000's) for the year ended March 31, 2001 and 2000:

                                                    for the year ended
                                                         March 31,
                                                   2001           2000
                                            ---------------------------------
      Qualitative Rapid Point
      of care Diagnostic Tests                $   779         $   439

      Clinical Chemistry Reagents                 363             274

      Quantitative Laboratory Tests               332             287

      Urine & Latex Agglutination Tests           308             185

      Laboratory Equipment                        289             169

      Miscellaneous Laboratory Supplies           133             109
                                            ---------------------------------
                    Total Revenue             $ 2,204         $ 1,463
                                            =================================

         Sales of qualitative rapid point of care diagnostic tests continued to show strong growth as a product category, increasing to 35% of revenues, for the year ended March 31, 2001, compared to 30% of revenues, for the year ended March 31,2000. Laboratory equipment product revenues grew to 13% of revenues, compared to 12% of revenues for the year ended March 31, 2001 and 2000 respectively. Laboratory equipment also accounted for the largest increase in revenue in absolute dollar terms for any product category outside of the qualitative rapid point of care product group. These two product categories are expected to continue as the primary drivers of overall revenue growth both in dollar terms and as a percentage of overall revenue. In the future, revenues of the clinical chemistry reagent category are expected to grow at the same rate as laboratory equipment product revenues because of the use of these products when running laboratory equipment. Revenues from the other product categories will show growth in dollar terms but at lower growth rates, resulting in these product categories comprising lower percentages of total revenue.

         Fluctuations in the absolute dollar amount of revenue for each of the six main product groups during the fiscal year ended March 31, 2001 compared to the fiscal year ended March 31, 2000 were caused by:

o        the varying need for particular product groups in different countries;

o the addition of new distributors who chose to focus their efforts in certain product groups;

o        the number of distributors in a given country during such years; and

o        the Company's marketing strategy.

     The Company's marketing strategy is also the primary reason for the growth in the qualitative rapid point of care diagnostic test product group, both in absolute terms and as a percentage of total revenue. The marketing strategy has affected the growth of other product groups to varying degrees.

         Sales returns have historically, and continue to be insignificant. Because of extensive product quality control and review, which is conducted prior to product shipment, the return rate as a percentage of sales is anticipated to remain at a low percentage.

         The Company's gross profit on product sales increased to $450,899 in 2001 from $384,556 in 2000. This increase in gross profits was attributable to an increase in sales. Gross profit as a percentage of sales decreased to 20.5% during the current year, from 26.3% in the prior year. The lower gross profit margin was the result of a change in sales mix and inventory write-downs to adjust for inventory subject to dating as well as reserving more conservatively for future potential dated inventory going forward. Furthermore, macro-economic events in international markets, for example the strengthening of the United States dollar against foreign currencies, as well as localized financial conditions in certain South American countries have put pricing pressure on the Company's dollar denominated product sales.

         Selling, general and administrative expense increased to $2,323,360 for the year ended March 31, 2001 from $1,280,598 for the year ended March 31, 2000. The increase in these expenditures is due primarily to the overall growth experienced by the Company. The Company incurred additional expenditures of $223,827 in employee benefits and related expenditures as a result of new hires and improved benefits. Extensive travel and marketing expenses were incurred relating to sales and marketing to develop new markets resulting in additional expenditures of $194,802. Enforcement of new credit policies and close management review of all accounts receivable resulted in an additional $81,492 in bad debt expense for the year ended March 31, 2001 versus 2000. Professional and legal fees, and related expenses incurred in connection with various private placements, as well as SEC reporting requirements, which began in the third quarter of fiscal 1999, have resulted in a combined increase of $376,595 in this category of expense for the current year. For the year ended March 31, 2001, the Company expensed no significant expenditures for web site development costs, compared to a previously predicted expenditure for this category of expense of approximately 10% of revenues.

              The net loss for the year ended March 31, 2001 was $1,966,611 or ($0.35) per share compared to a net loss of $1,701,820 or $(0.41) per share for the prior year. The net loss increased as a result of lower margins achieved in the current year and an increase in selling, general and administrative expenses. Non-cash charges associated with equity adjustments of $53,851 and $493,938 were included in the years ended March 31, 2001 and 2000 respectively. Excluding the effect of these extraordinary items, the operating loss increased to $1,912,760 or ($0.34) per share in 2001 from $1,207,882 or ($0.29) per share for the same period in 2000.

         Financial Condition

         The Company had cash and cash equivalents of $283,429 at March 31, 2001 compared to cash and cash equivalents of $80,817 at March 31, 2000. The Company had total current assets of $1,314,984 and total current liabilities of $996,257 at March 31, 2001. The Company had total shareholders' equity of $710,734 at March 31, 2001. This compares to total current assets of $634,872 and total current liabilities of $1,307,066 at March 31, 2000, as well as total shareholders' deficit of $522,035 at March 31, 2000.

         Liquidity and Capital Resources.

              Since beginning operations in February 1997, the Company has continued to sustain operating losses that have resulted in the use of cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future until it is able to generate sufficient revenues from product sales to sustain operations and fund expenditures related to future growth. The Company has also undertaken a review of all expense items and initiated cutbacks in various areas.

              Cash used in operating activities was $1,901,377 for the year ended March 31, 2001 and $777,150 for the year ended March 31, 2000. Cash utilized in investing activities was $170,996 for the year ended March 31, 2001, and $132,400 for the year ended March 31, 2000 and related to the purchase of property and equipment.

         Net cash provided by financing activities was $2,274,985 for the year ended March 31, 2001 and $631,772 for the year ended March 31, 2000 coming primarily from the proceeds of promissory notes issued in the fiscal year ended March 31, 2000 and from the proceeds of common stock issuances in year ended March 31, 2001.

         There is no assurance that the Company will generate sufficient revenues to cover operating overheads or that it will achieve profitability. There is no assurance that the Company will not require additional working capital or other funds at a later date for the maintenance and expansion of operations. There is no assurance the Company will be successful in obtaining additional financing or that such financing will be available, nor if such financing becomes available that it would be upon acceptable terms to the Company.

         Furthermore, if we are unable to raise additional funds, we may be required to reduce our work force, reduce compensation levels, reduce dependency on outside consultants, modify our growth and operating plans, and even be forced to terminate operations completely.

         Our operations could also suffer:

o if we are unable to obtain licenses from third parties for the components of our products,

o if our products liability insurance is not sufficient to cover damages from any claim that may be asserted against us,

o if we are unable to compete as the technology in the diagnostic test kit field rapidly changes,

o due to our need to rely on telecommunications infrastructures in foreign countries in order to increase our operations, and due to the regulatory and political risks of doing business in foreign countries.

         The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred recurring operating losses, and negative cash flows from operating activities.

         The report of the Company's independent certified public accounts in connection with our audited financial statements as of March 31, 2001 and March 31, 2000 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. These factors include recurring net losses since inception and uncertainty surrounding future equity financing through anticipated offerings.

         The Company has received proposals for financing for a minimum of $500,000, which is in the form of a loan with equity features, which the Company has the option to convert into equity. Though all conditions to close on such proposals have not been satisfied, management believes that it will satisfactorily conclude this financing. In addition, the Company is in discussion with several strategic investors concerning a minority equity investment. The Company has also applied for financing from government agencies, such as the Florida Export Finance Corporation that provide export guarantees. While there can be no assurance that any of the foregoing financing options will be concluded, management is confident that it will secure financing from one or more of these sources.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements listed in the accompanying Index are filed as part of this report. See Index on page F-1.

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

         In connection with its audits of the Company's financial statements as of March 31, 1999 and for each of the two years in the period ended March 31, 1999 and through June 21, 2000, there were no disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make a reference to the subject matter of such disagreements in connection with their reports.

         During each of the two fiscal years ended March 31, 2001 and 2000 and through June 30, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Company's former accountants were requested to furnish the Company with a letter, addressed to the Securities and Exchange Commission, stating whether the former accountants agree or disagree with the statements made by the Company concerning PricewaterhouseCoopers LLP. The letter from the former accountants was filed as an Exhibit to an amendment to the Company's 8-K filed on June 27, 2000, when received by the Company.

         During the Company's fiscal years ended March 31, 2001 and 1999 and through June 30, 2001, neither the Company nor anyone on its behalf has consulted the Company's newly engaged accountants regarding either the application of accounting principles to a specific transaction, whether completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report or oral advice was provided that the Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. During such period, neither the Company nor anyone on its behalf consulted its new accountants on any matter that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) The names, ages and positions of all executive officers of the Company as of June 30, 2001 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the annual meeting of stockholders.

         The directors, executive officers and key management employees of the Company are:

                     NAME              AGE                           POSITION
                     ----              ---                           ---------
Ken M. Peters                          54           President, Chief Executive Officer and Director
Barry Peters                           60           Chairman, Treasurer and Director
Paul R. Kamps                          37           Executive Vice President - Finance and Administration
Kenneth Lambley                        61           Vice President - Sales and Marketing
Martin Muy, Ph.D.                      40           Vice President - Technical Affairs
Maureen Besson                         37           Vice President - Operations and Secretary
Trevor Campbell, MT, FMT               55           Director
Richard P. Humbert                     57           Director
Orna L. Shulman                        42           Director
Nava Swersky Sofer                     40           Director
Eliot R. J. Kalter                     50           Director

         Ken Peters, Kenneth Lambley, Martin Muy and Trevor Campbell were elected to their positions as officers and directors of the Company in February 1998; Maureen Besson was elected Secretary in February 1998 and Vice President - Operations in October 1999; Barry Peters was elected Chairman of the Board in October 1998; Richard P. Humbert was elected as a director in May 2000; Paul R. Kamps was elected Vice President - Finance and Administration in June 2000; Orna
L. Shulman was elected as a director in June 2000; Nava Swersky Sofer was elected as a director in January 2001; and Eliot R. J. Kalter was elected as a director in April 2000.

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

         PAUL R. KAMPS joined the Company as Vice President - Finance and Administration in June 2000 and became Executive Vice President - Finance and Administration in September 2000Mr. Kamps is a CPA and Chartered Accountant, with over 13 years of financial and operating experience at small and mid sized companies, with particular emphasis in the international arena. From March 1999 to May 2000 Mr. Kamps was employed by Swifty Serve Convenience Stores as an independent financial consultant. From October 1998 to February 1999 he was employed by LKQ Corporation as Controller. From November 1996 to September 1998 he was employed by Proven Edge, Inc. as Controller, and from July 1995 to October 1996 Mr. Kamps was employed by Medical Resources, Inc. as an Accounting Manager. Mr. Kamps received his Bachelor of Accounting Science, with honors in 1989, from the University of South Africa, Johannesburg, South Africa, and his Bachelor of Commerce in 1987 from the University of Witwatersrand, Johannesburg, South Africa.

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

         NAVA SWERSKY SOFER has served as a director of the Company since January 2001. Ms. Swersky Sofer is General Partner of Columbine Ventures, a biomedical venture capital fund she founded in 2000. Since relocating to Israel in 1999, Ms. Swersky Sofer has managed a portfolio of biotechnology companies, including serving as chairman & CEO of ARP Biomed, an Israeli oncology company, chairman of Vitality Biotechnologies, an American-Israeli agricultural biotechnology company; and director and strategic advisor to Discovery Therapeutics, Inc., an American biopharmaceutical company with products in advanced clinical trials for neurological and cardio-renal applications. Since 1997 Ms. Swersky Sofer has also been an advisor to Renaissance Partners, a

European biomedical investment fund. Ms. Swersky Sofer is a special advisor to the Israeli government and, since 1999, has served as head of Israel's biotechnology consortium Da'at, a $50 million government-industry effort which incorporates the ten leading Israeli companies and five academic institutions and supports the creation of novel technologies in drug discovery, drug development and bio-informatics. From 1996 to 1999, Ms. Swersky Sofer was a partner at Sanderling, a Menlo Park, California-based venture capital firm with over $200 million under management focused on early stage investments in the biomedical field. Prior to joining Sanderling, Ms. Swersky Sofer was a member of the senior management group of Ciba-Geigy Limited (now Novartis) and worldwide Head of Pharma Policy at the company's headquarters in Basel, Switzerland, responsible for the company's activities in this field in over 120 countries. Ms. Swersky Sofer received her law degree (L.L.B.) in 1986 from Tel Aviv University and an MBA in 1990 from IMD International in Lausanne, Switzerland, as well as diplomas from the Sorbonne in Paris, the Instituto Trentino in Italy and the Goethe Institute in Munich, Germany. She is a member of the Israel Bar Association and a retired Captain of the Israel Defense Forces.

         ELIOT R. J. KALTER, age 50, has served as a director of the Company since April 2001. Mr. Kalter has over 25 years experience in the field of international economics, publishing articles on fiscal, financial sector, and structural adjustment issues. Mr. Kalter holds a Ph. D. in international finance from the University of Pennsylvania; an M.Sc. in international economics from the London School of Economics and Political Science, University of London; and Bachelors degree, cum laude, from the University of Cincinnati.

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

         (b)      Compliance with Section 16(a) of the Exchange Act.

         To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company, all persons filed such forms in a timely manner, except that a Form 4 was filed late by Mr. Barry Peters and a Form 3 was filed late by each of Mr. Kamps and Mrs. Shulman and Mrs. Sofer.

ITEM 10. EXECUTIVE COMPENSATION

         The following table presents certain specific information regarding the compensation of the President of the Company. No executive officer of the Company received an aggregate salary, bonus and other compensation which exceeded $100,000 during each of the fiscal years ended March 31, 2001, 2000 and 1999.

         Summary Compensation Table
------------------- ------- ------------------------------------ -----------------------------------------------------
                                    Annual Compensation                             Long Term Compensation
                            ------------------------------------ -----------------------------------------------------
                                                                             Awards                    Payouts
                            --------- -------- ----------------- ------------------------------ ----------------------
                                                                 Securities        Restricted
Name and                                       Other Annual      Underlying        Stock        LTIP       All Other
Principal                   Salary    Bonus    Compensation      Options/ SARs     Awards       Payouts    Compensation
Position(s)          Year   ($)       ($)      ($)               (#)               (#)          ($)        ($)
------------------- ------- --------- -------- ----------------- ----------------- ------------ ---------- -----------

Ken Peters,         2001    58,000     0       0
President           2000    58,000     0       0                 60,000            0            0          0
                    1999    58,000     5000    0                 0                 0            0          0
------------------- ------- --------- -------- ----------------- ----------------- ------------ ---------- -----------

         Option/SAR Grants In Year 2001
-------------------- ---------------------- ------------------- ------------------- ----------------- ---------------------
                                            Percent             Exercise            Market
                     Number of              of Total            or Base Price       Price on
                     Securities             Options/SARs        ($/sh)              Date of Grant ($/sh)
                     Underlying             Granted to          -------------------------------------
                     Options/SARs           Employees in                                              Expiration Date
       Name (a)      Granted (#) (b)        Fiscal Year (c)                      (d)                          (e)
-------------------- ---------------------- ------------------- ------------------------------------- ---------------------
     Ken Peters      60,000 (1)             20.2%               $1.22               $1.22             10/16/05
-------------------- ---------------------- ------------------- ------------------- ----------------- ---------------------



(1) Granted on October 16, 2000 and vest over a three year period at a rate of one third per year, commencing on 10/16/01.


Compensation of Directors

         The Company compensates its directors at the rate of $1,500 annually to attend board meetings and, from time to time, grants directors warrants to purchase shares of our common stock. No director has been granted more than 50,000 of such warrants.

         In May 2000, as an inducement to join the Board of Directors, the Company granted Richard P. Humbert the right to purchase, for $500, warrants to purchase 10,000 shares of common stock at an exercise price of $3.50 per share. The warrants will be exercisable at any time for a period of 3 years. The shares issued upon exercise of the warrants may not be transferred without the prior written consent of the Company. The $3.50 exercise price per share is subject to adjustment to be equal to the lowest sales price for any equity securities issued by the Company during the period from May 2000 through September 5, 2000. As a result, the warrant exercise price was adjusted to $1.00 per share. The warrant shares are restricted securities under Rule 144 of the Securities Act.

             In June 2000, as an inducement to join the Board of Directors, the Company granted Orna L. Shulman the right to purchase, for $2,500, warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The warrants will be exercisable at any time for a period of 3 years. The shares issued upon exercise of the warrants may not be transferred without the prior written consent of the Company. The warrant shares will be restricted securities under Rule 144 of the Securities Act.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth common stock, Class A Warrant and Class B Warrant beneficial ownership information of: (1) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock; (2) of our executive officers and directors; and (3) all of our executive officers and directors as a group.

         The information below is based on 7,255,120 shares of common stock outstanding, 2,250,000 Class A Warrants outstanding and 2,250,000 Class B Warrant outstanding on June 30, 2001. Except as otherwise indicated, all securities are owned directly.


                                         Amount and
                                         Nature of
             Name and Address            Beneficial Ownership               Percent of Class
             ----------------            --------------------               ----------------
    Ken Peters                              717,450                                   9.88
    11269 NW 15th Place
    Pembroke Pines, FL  33026

    Barry Peters                            827,640(1)                               11.41
    680 Harbor Street
    Venice, CA 90291

    Peters Family Trust                     578,000(2)                                7.97
    680 Harbor Street
    Suite 600
    Los Angeles, CA  90064

    Trevor Campbell                          15,000                                      *
    6163 NW 182nd Terrace
    Miami, FL 33015


                                         Amount and
                                         Nature of
             Name and Address            Beneficial Ownership               Percent of Class
             ----------------            --------------------               ----------------
    Kenneth Lambley                          10,000                                *
    6489 Hunters Green Court
    Indianapolis, IN  46276

    Martin Muy                               25,000(3)                             *
    7489 Fairway Dr., Apt #403
    Miami Lakes, FL  33014


    Richard P. Humbert                       27,500(4)                             *
    818-3010 Beach Street
    Venice, CA  90291

    Orna L. Shulman                          40,000(5)                             *
    Intertech Corporation
    1500 Broadway
    New York, NY  10036

    Nava Swersky Sofer                            0                                *
    50 Dizengoff Street
    64332 Tel Aviv, Israel

    Paul R. Kamps                                 0                                *
    7389 Fairway Drive, #149
    Miami Lakes, FL 33014

    Trefoil Tech Investors,               1,500,000(6)                          20.68
    L.P.                                    500,000 Class A                     22.22
                                            Warrants
                                            500,000 Class B                     22.22
                                            Warrants

    Greenwood Partners, L.P.                600,000(6)                           8.27
                                            200,000 Class A                      8.88
                                            Warrants
                                            200,000 Class B                      8.88
                                            Warrants

    George Szakacs                          450,000(6)(7)                        6.2
                                            150,000 Class A                      6.66
                                            Warrants (8)
                                            150,000 Class B                      6.66
                                            Warrants (9)

    All officers and directors            1,662,590                             22.92
    as a group (10 persons)

*        Less than 1%
** Assumes the exercise of the warrants and the sale of the shares of common stock issuable upon exercise of the warrants.
(1)      Represents:
         a. 249,640 shares held by MediaVest, Inc., a Delaware corporation wholly owned by Barry Peters; and
         b. 578,000 shares held by the Peters Family Trust, of which Barry Peters is a trustee.
(2) Shares of the Peters Family Trust are included as beneficially owned by Barry Peters.
(3) Includes 10,000 shares of common stock issuable upon exercise of currently exercisable options.
(4) Includes 25,000 shares of common stock issuable upon exercise of currently exercisable options.
(5) Represents 40,000 shares of common stock issuable upon exercise of currently exercisable options.
(6) Includes all shares of common stock issuable upon exercise of the Class A Warrants and Class B Warrants held by such securityholder.
(7) Includes 100,000 shares of common stock and 200,000 shares of common stock issuable upon exercise of the Class A Warrants and Class B Warrants owned by Gobal Wire & Cable Pension, of which Mr. Szakacs is the beneficiary.
(8) Includes 100,000 Class A Warrants owned by Global Wire & Cable Pension, of which Mr. Szakacs is the beneficiary.
(9) Includes 100,000 Class B Warrants owned by Global Wire & Cable Pension, of which Mr. Szakacs is the beneficiary.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal years ended March 31, 2001 and March 31, 2000, one of the largest customers of the Company was Microlabs, Inc. Microlabs, Inc. purchases represented approximately 7% and 8% of revenues for fiscal year 2001 and 2000. Trevor Campbell, one of the Company's directors, is the President and owner of Microlabs, Inc.

         In September 2000, the Company received a $145,000 unsecured bridge loan, bearing interest at the rate of 10% per annum, from Barry Peters, Orna Shulman and Kimberly Peters. This loan was repaid in full in October 2000.

         There are no other material transactions between the Company and any of its affiliates except as set forth in this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

         The following documents are filled herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference.

EXHIBIT                                              DOCUMENT
NO.

3.1      Amended and Restated Certificate of Incorporation of World Diagnostics Inc.,
         filed as Exhibit 3.3 to Form SB-2 filed on March 28, 2001.

3.2      Amended and Restated By-Laws of World Diagnostics Inc., filed as Exhibit 3.3 to Form SB-2 filed on March 28, 2001.

4.0      Form of Stock Certificate, filed as Exhibit 3.0 to Form 10SB12G filed on October 13, 1999.

4.1      Promissory  Note,  filed as Exhibit 4.1 to Form 10-QSB for the period ended  September 30, 1999 filed on February 15,
         2000.

4.2      Warrant Certificate, filed as Exhibit 4.2 to Form 10-QSB for the period ended September 30, 1999 filed on
         February 15, 2000.

4.3      Form of Class A Warrant Certificate, filed as Exhibit 4 to Form 8-K filed on December 19, 2000.

4.4      Form of Class B Warrant Certificate, filed as Exhibit 4 to Form 8-K filed on December 19, 2000.

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

10.3     Independent  Contractor  Agreement  With  Immunodiagnostics,  Inc.,  filed as Exhibit 6.3 to Form 10SB12G filed on
         October 13, 1999.

10.4     Form Confidentiality Agreement With Management, filed as Exhibit 6.4 to Form 10SB12G filed on October 13, 1999.

10.5     Form Letter Agreement Executed By Distributors, filed as Exhibit 6.5 to Form 10SB12G filed on October 13, 1999.

10.6     Office Lease, filed As Exhibit 6.6 to Form 10SB12G filed on October 13, 1999.

10.7     Office Lease dated August 15, 2000, filed as Exhibit 10.7 to Form SB-2 filed on March 28, 2001

10.8     First  Amendment  to  Office  Lease  dated  as of  December  19,  2000,  filed as  Exhibit  10.9 to Form  SB-2 filed on March 28, 2001

11.0     Statement Re: Computation Of Per Share Earnings

16.0     Letter On Change In Certifying Accountants, filed as Exhibit 16 to the Company's 8-K/A filed on January 26, 2001

21.0     Subsidiaries Of The Registrant, filed as Exhibit 21 to the Company's Form 10-KSB for the year ended March 31, 2000

23.1     Consent of Gerson, Preston, Robinson & Company, P.A.

         (B)      Reports On Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WORLD DIAGNOSTICS INC.


Date: July 13, 2001                      By:   /s/ Ken Peters
                                             ----------------------------------
                                               Ken Peters, Director, President
                                               and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures and Title                             Date
         --------------------                             --------
          /s/ Paul R. Kamps                               July 13, 2001
         -----------------------------------
         Paul R. Kamps, Executive
         Vice President-Finance and Administration

         /s/ Barry Peters                                 July 13, 2001
         -----------------------------------

         Barry Peters, Director

         /s/ Trevor Campbell                              July 13, 2001
         -----------------------------------
         Trevor Campbell, Director

         /s Richard P Humbert                             July 13, 2001
         -----------------------------------
         Richard P. Humbert, Director

                             WORLD DIAGNOSTICS INC.

                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   ----------

                             MARCH 31, 2001 AND 2000

CONTENTS

----------------------------------------------------------------------------


                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            F-2


     CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance sheet                                         F-3
     Consolidated Statements of Operations                              F-4
     Consolidated Statements of Shareholders' Equity                    F-5
     Consolidated Statements of Cash Flows                              F-7
     Notes to Consolidated Financial Statements                         F-9

Board of Directors and Shareholders
World Diagnostics Inc. and Subsidiary

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of World Diagnostics Inc. and Subsidiary at March 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Diagnostics Inc. and Subsidiary as of March 31, 2001 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that World Diagnostics Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

July 10, 2001                  /s/ Gerson, Preston, Robinson & Company, P.A.
Miami Beach, Florida           CERTIFIED PUBLIC ACCOUNTANTS

World Diagnostics, Inc. and Subsidiary
Consolidated Balance Sheet
at March 31, 2001

Assets

Current Assets
   Cash and cash equivalents                                               $   283,429
   Accounts receivable, net of an allowance of $99,105                         595,084
   Inventory, net                                                              357,627
   Other current assets                                                         78,844
                                                                          ------------
       Total current assets                                                  1,314,984
Property and equipment, net of accumulated depreciation                        416,297
Other assets, includes $83,658 of web site development costs                   131,306
                                                                          ------------
      Total assets                                                         $ 1,862,587
                                                                          ============

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                                    $  959,105
   Current portion of deferred rent                                             15,000
   Current portion of obligations under capital leases                          22,152
                                                                          ------------
     Total current liabilities                                                 996,257
Deferred rent, net of current portion                                          133,750
Obligations under capital leases, net of current portion                        21,846
                                                                          ------------
      Total Liabilities                                                      1,151,853
                                                                          ------------

Shareholders' Equity
   Common stock; $0.001 par value; 25,000,000 shares authorized
     7,255,120 shares issued and outstanding                                     7,255
   Additional paid in capital                                                5,318,430
   Accumulated deficit                                                      (4,614,951)
                                                                         -------------
      Total Shareholders' Equity                                               710,734
                                                                          ------------
      Total Liabilities and Shareholders' Equity                           $ 1,862,587
                                                                         =============

Read notes to consolidated financial statements.

World Diagnostics, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended March 31, 2001 and 2000

                                                                  2001                          2000
                                                          --------------------       ----------------------

Revenues                                                     $      2,203,534             $      1,463,417

Cost of goods sold                                                  1,752,635                    1,078,861
                                                          --------------------       ----------------------

Gross profit                                                          450,899                      384,556

Selling, general and administrative expenses                        2,323,360                    1,280,598
                                                          --------------------       ----------------------

Loss from operations before other income and expenses              (1,872,461)                    (896,042)

Other income and (expenses):
 Debt extension expense                                                (9,758)                     (67,642)

 Interest expense                                                     (32,671)                    (254,490)

 Other Income                                                           2,130                       10,292
                                                          --------------------       ----------------------

Loss before extraordinary item                                     (1,912,760)                  (1,207,882)

Extraordinary loss on extinguishments of debt                         (53,851)                    (493,938)

                                                          --------------------       ----------------------
Net Loss                                                     $    (1,966,611)            $      (1,701,820)
                                                          ====================       ======================

Basic and diluted loss per common share:
   Loss from operations before extraordinary item            $         (0.34)            $           (0.29)
   Extraordinary item                                                  (0.01)                        (0.12)
                                                          --------------------       ----------------------
   Basic and diluted loss per common share:                  $         (0.35)            $           (0.41)
                                                          --------------------       ----------------------

Weighted average number of common shares outstanding               5,578,137                     4,210,256

Read notes to consolidated financial statements.

World Diagnostics, Inc. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended March 31, 2001 and 2000

                                                      Common Stock
                                                  -------------------    Additional
                                                    Number of              Paid-in         Unearned      Accum.
                                                     Shares    Amount      Capital           Comp.       Defict          Total
                                                    --------   -----      ---------         -------      ------          -----
Balance at March 31, 1999                         3,410,737    $3,410    $ 1,100,972       $ (7,840)    $(946,520)     $ 150,022

Issuance of common stock
for extinguishment of debt
at $5.25 per share                                  101,090       101        530,622              -             -        530,723

Issuance of common stock
from the exercise of common
stock purchase warrants                             748,500       749           (749)             -             -              -

Issuance of common stock
for extinguishment of debt
at $5.63 per share                                    6,000         6         33,744              -             -         33,750

Capital contribution from the
foregiveness of debt by shareholder/directors             -         -         37,412              -             -         37,412

Portion of the proceeds from issuance of debt
securities with detachable warrants allocable             -         -        260,350              -             -        260,350
to the warrants

Loss due to extension of debt                             -         -         67,642              -             -         67,642

Issuance of common stock
for services to non-employees
at $6.04 and $5.63 per share                         15,500        16         92,030              -             -         92,046

Amortization of unearned
Compensation                                              -         -              -          7,840             -          7,840

Net Loss                                                  -         -              -              -    (1,701,820)    (1,701,820)
                                                  -------------------------------------------------------------------------------
Balance at March 31, 2000                         4,281,827   $ 4,282    $ 2,122,023         $    -   $(2,648,340)    $ (522,035)

                                                      Common Stock
                                                  -------------------    Additional
                                                    Number of              Paid-in         Unearned      Accum.
                                                     Shares    Amount      Capital           Comp.       Defict          Total
                                                    --------   -----      ---------         -------      ------          -----
Issuance of common stock in a private placement      71,440        71        499,929              -             -        500,000
at $7 per share, net of issuance costs

Issuance of common stock
for services                                         73,500        74         62,666              -             -         62,740

Issuance of common stock
to an employee at $1.31 per share                    10,000        10         13,090              -             -         13,100

Conversion of debt and warrants to equity,
through issuance of common stock                    396,913       397        539,851              -             -        540,248

Issuance of common stock in a private placement
at $1 per share, plus issuance of one share for     171,440       171         99,829              -             -        100,000
each warrant exchanged

Issuance of common stock in a private placement
at $1 per share, net of issuance costs            2,250,000     2,250      1,882,921              -             -      1,885,171

Options issued for services                               -         -         71,798              -             -         71,798

Options issued for interest                               -         -         15,915              -             -         15,915

Options issued to extend debt                             -         -          9,758              -             -          9,758

Proceeds of warrant subscriptions                         -         -            650              -             -            650

Net Loss                                                  -         -              -              -    (1,966,611)    (1,966,611)
                                                  -------------------------------------------------------------------------------
Balance at March 31, 2001                         7,255,120   $ 7,255    $ 5,318,430        $     -   $(4,614,951)      $710,734
                                                  ===============================================================================

World Diagnostics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended March 31, 2001 and 2000

                                                                       2001             2000
                                                                   -------------   ------------

Cash flows from operating activities
 Net Loss                                                           $(1,966,611)   $(1,701,820)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Extraordinary loss on extinguishments of debt                         53,851        493,938
   Options in 2000 and common stock in 1999 issued to extend debt         9,758         67,642
   Common stock issued for compensation                                  13,100         92,046
   Common stock issued for services                                      62,740              -
   Options issued for services                                           71,798              -
   Options issued for interest                                           15,915              -
   Amortization of debt discount                                              -        239,850
   Amortization of unearned compensation                                      -          7,840
   Depreciation                                                          46,525         19,288
   Inventory Reserve                                                     29,470              -
   Bad Debt expense                                                     169,459         87,967
   Loss on disposal of property and equipment                            47,133              -
Changes in operating assets and liabilities:
    Accounts receivable                                                (373,594)      (396,804)
    Inventory                                                          (259,368)       (85,245)
    Other current assets                                                (43,467)       (25,128)
    Other assets                                                       (124,343)        (2,544)
    Accounts payable and accrued expenses                               347,507        425,820
    Deferred rent                                                        (1,250)             -
                                                                    -----------    -----------
         Net cash (used) in operating activities                     (1,901,377)      (777,150)
                                                                    -----------    -----------
Investing activity
                                                                    -----------    -----------
   Purchase of property and equipment                                  (170,996)      (132,400)
                                                                    -----------    -----------
Financing activities
  Payments under capital lease obligations                              (15,836)        (9,478)
  Proceeds from notes payable                                           145,000        745,000
  Payment of notes payable                                             (340,000)      (120,000)
  Net proceeds from issuance of common stock                          2,485,171              -
  Proceeds from issuance of warrants                                        650         16,250
                                                                    -----------    -----------
        Net cash provided by financing activities                     2,274,985        631,772
                                                                    -----------    -----------
Net increase(decrease) in cash and cash equivalents                     202,612       (277,778)
Cash and cash equivalents, beginning of year                             80,817        358,595
                                                                    -----------    -----------
Cash and cash equivalents, end of year                                  283,429         80,817
                                                                    ===========    ===========

                                                                       2001             2000
                                                                   -------------   ------------

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                            $        -      $   7,397

Supplemental disclosures of non-cash investing and financing activities:

   Property and equipment acquired through capital and
   operating lease agreements                                        $  167,532      $  41,336

   Issuance of common stock for the extinguishment of debt           $  475,000      $  70,535

   Forgiveness of debt payable to shareholders/directors
   considered to be  a capital contribution                          $        -      $  37,412

   Issuance of warrants for other assets                             $        _      $   4,250


Read notes to consolidated financial statements.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.       NATURE OF OPERATIONS

         World Diagnostics, Inc. (the "Company"), sells medical diagnostic and laboratory products manufactured by contract suppliers. The products are sold predominately through distributors, dealers and through the Company's GLOBALeMED interactive shopping and informational website.

         Substantially all of the Company's sales are made to international distributors.

         The Company was organized in Delaware on February 2, 1997. GLOBALeMED.com, Inc. was organized in Delaware on March 9, 2000.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

         Cash and Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less from the dates of purchase to be cash equivalents.

         Inventory. Inventory is stated at the lower of cost or market using the specific cost method which closely approximates average cost. As of March 31, 2001, substantially all inventories represent finished goods held for sale. The Company recorded a reserve of approximately $49,000 as of March 31, 2001, to reduce the carrying amount of the inventory to its net realizable value.

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

         Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Accordingly, impairment loss is the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management believes that there is no impairment as of March 31, 2001.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

         Loss Per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share is not presented because the effects would be anti-dilutive.

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

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

2.       SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Web-site Technology and Content. Technology and content costs consist principally of payroll and related costs for development, editorial systems, consultants and costs of acquired content for the Company's website. Technology and content costs related to planning, development and acquisition of content and operations of the Company's website are expensed as incurred and included in selling, general and administrative expenses. Costs to acquire or develop both hardware and software, needed to operate the site are capitalized and depreciated over estimated useful lives.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on its financial position or results of operations.

3.       GOING CONCERN - UNCERTAINTY

         As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

3.       GOING CONCERN - UNCERTAINTY (Cont'd)

         The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and has instituted cost reduction measures.

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

4.       PROPERTY AND EQUIPMENT



         Leasehold Improvements                  $    242,411
         Computer equipment and software              131,257
         Office furniture and equipment                96,029
                                               ---------------

                                                      469,697
         Less accumulated depreciation                (53,400)
                                               ---------------

                                                 $    416,297
                                               ===============

         Computer equipment and software subject to capital leases at March 31, 2001, included above, is $68,358. Related accumulated depreciation is $23,195.

5.       COMMON STOCK

         Year Ended March 31, 2000

         In April 1999, the Company paid the outstanding balance due under a $150,000 promissory note entered into in May 1998 due to a group of investors, including MediaVest, Inc., a company controlled by a shareholder and director of the Company, through the issuance of 101,090 shares of common stock and $45,000 in cash. MediaVest, Inc. was repaid in cash. The fair market value of the common stock was $7 at the date of extinguishments. The restricted common stock could not be sold for a 12 month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

5.       COMMON STOCK (Cont'd)

         restrictions, the Company discounted the fair value of the Company's common stock at the date of extinguishments by 25%. An extraordinary loss of $468,223 was recorded in the statement of operations for the year ended March 31, 2000 representing the difference between the discounted fair market value of the common stock issued and the carrying amount of the note extinguished.

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

         In June 1999, two of the Company's shareholders/directors forgave $37,412 in notes payable and other liabilities due from the Company. This was treated as a capital contribution and resulted in an increase of $37,412 in additional paid-in capital.

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

         In March 2000, the Company authorized the issuance of 8,199 shares of common stock (including 1,000 shares to parties related to a member of the Board of Directors) to extend the due date of the $410,000 note to May 31, 2000. The fair market value of the common stock was $11 per share at the date of extension. The

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

5.       COMMON STOCK (Cont'd)

         common stock is restricted and can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of extension by 25%. The Company recorded $67,642 as a loss due to extension of debt at March 31, 2000.

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

         Year Ended March 31, 2001

         In June 2000, the Company completed a private placement of $500,000, consisting of 71,440 shares of the Company's common stock priced at $7 per share and warrants, exercisable at $7 or exchangeable, without additional cash consideration but subject to certain performance contingencies being met, for an additional 71,440 shares of the Company's common stock.

         The Company issued 16,000 shares of common stock to non-employees for past services rendered; 55,000 shares for services in connection with a private placement and 2,500 shares to a Director of the Company. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $62,740 in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2001.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

5.       COMMON STOCK (Cont'd)

         The Company issued 10,000 shares of common stock to an employee for past services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $13,100 in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2001.

         In June 2000, the Company issued 182,799 shares of common stock to convert $285,000 of 6% unsecured notes payable and 8,199 shares of common stock originally authorized for issuance in March 2000 to extend the due date of the $410,000 note to May 31, 2000. In exchange for the shares, the note holders waived all accrued interest and exchanged all outstanding common stock purchase warrants issued in conjunction with the debt. The Company recognized an extraordinary loss of $89,415 from the conversion. The remaining balance of $125,000 of the 6% unsecured notes payable was repaid in June 2000, of which $25,000 was to a party related to a member of the Board of Directors.

         In December 2000, the Company issued 205,915 shares of common stock to convert $190,000 of 10% promissory notes payable. In exchange for the shares, the note holders waived all accrued interest. The Company recognized an extraordinary gain of $35,564 from the conversion. Options to acquire 21,000 shares of common stock were issued as part of the conversion of the $190,000 promissory note. These options are exercisable at $1 per share and expire on September 30, 2003.The fair value of the options on the grant date was $25,673 calculated using the Black-Scholes Option Pricing Model.

         In August 2000, the Company received $100,000 through an exchange agreement with each participant in the private placement, with early exchange of the 71,440 warrants for 71,440 shares of the Company's common stock and the issuance of 100,000 shares of the Company's common stock priced at $1 per share.

         In November and December 2000 the Company closed upon a private placement of $2,250,000, consisting of 45 Units priced at $50,000 per Units, each consisting of (i) 50,000 shares of the Company's Common Stock, par value $.001 per share (ii) 50,000 "A" Warrants to Purchase Common Stock at $1.375 per shares, and (iii) 50,000 "B" Warrants to Purchase Common Stock at $1.625 per share. The

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

5.       COMMON STOCK (Cont'd)

         $2,250,000 private placement was completed by December 31, 2000. Under the subscription documents, the Company was required to register the Common Stock, the A Warrants, the B Warrants and the Common Stock for which the warrants may be exercised. The A Warrants and the B Warrants are generally exercisable for a period of five (5) years. However, the A Warrants are redeemable by the Company, at $.10 per Warrant, if not otherwise exercised by the warrant holder.

         Options to acquire 22,500 shares at $1 per share were issued for services in connection with the private placement expiring on November 2, 2003. The fair value of the options on the grant date was $17,430 calculated using the Black-Scholes Option Pricing Model.

         In November 2000, the Company issued warrants to acquire 4,000 shares of common stock at $3.50 per share expiring on November 1, 2003. The fair value of the warrants on the grant date was $1,816 calculated using the Black-Scholes Option Pricing Model.

         In December 2000, as an inducement to join our Board of Directors, the Company granted a director at a cost of $500 the right to purchase warrants to purchase 10,000 shares of common stock at an exercise price of $1 per share expiring on December 31, 2003. The fair value of the warrants on the grant date was $8,231 calculated using the Black-Scholes Option Pricing Model.

         In December 2000, the Company issued options to acquire 15,000 shares at $1 per share expiring on December 31, 2003. The fair value of the options on the grant date was $7,103 calculated using the Black-Scholes Option Pricing Model.

         In December 2000, the Company issued warrants to acquire 10,784 shares of common stock at $1 per share expiring on December 1, 2003. The fair value of the warrants on the grant date was $8,877 calculated using the Black-Scholes Option Pricing Model.

         In December 2000, the Company issued warrants to acquire 4,000 shares of common stock at $3.50 per share expiring on December 1, 2003. The fair value of the warrants on the grant date was $1,619 calculated using the Black-Scholes Option Pricing Model.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

5.       COMMON STOCK (Cont'd)

         In December 2000, the Company issued warrants to acquire 1,000 shares of common stock at $2 per share expiring on October 3, 2003. The fair value of the warrants on the grant date was $667 calculated using the Black-Scholes Option Pricing Model.

         In December 2000, the Company issued warrants to acquire 12,000 shares of common stock at $3.50 per share expiring on December 1, 2003. The fair value of the options on the grant date was $6,528 calculated using the Black-Scholes Option Pricing Model.

         In December 2000, the Company issued options to acquire 15,000 shares of common stock at $1 per share expiring on July 31, 2001. The fair value of the options on the grant date was $18,560 calculated using the Black-Scholes Option Pricing Model.

         In January 2001, the Company issued warrants to acquire 4,000 shares of common stock at $3.50 per share expiring on January 1, 2004. The fair value of the warrants on the grant date was $967 calculated using the Black-Scholes Option Pricing Model.

         The Company has offered the right to purchase warrants to acquire 98,500 shares of common stock. As of March 31, 2001, no rights to purchase warrants have been exercised.

         In January 2001, the Company filed a registration statement with the Securities and Exchange Commission to register:

            * 3,206,760 shares of common stock,
            * 2,250,000 Class A Warrants, at an exercise price of $1.375 per share,
            * 2,250,000 Class B Warrants, at an exercise price of $1.625 per share, and
            * 4,500,000 shares issuable upon the exercise of all 4,500,000
              Class A and Class B Warrants

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

6.       STOCK BASED COMPENSATION

         In October 2000, the Company issued options to acquire 296,000 shares of common stock to employees of the Company. These options are exercisable at $1.22 per share, the market price on the date of grant and vest over a three-year period commencing October 2001. The options expire in October 2005. The fair value of the options on the grant date was $255,554 calculated using the Black-Scholes Option Pricing Model.

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the year ended March 31, 2001 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:


                                                               For the Year
                                                           Ended March 31, 2001

                 Proforma Net Loss                            ($2,005,653)
                 Proforma Loss Per Share                           ($0.36)
                 Risk Free interest rate                             5.81%
                 Expected lives                                    5 years
                 Expected volatility                                85.47%

         For purposes of these proforma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

7.       LEASES

         The Company leases office facilities under an operating lease and equipment under long-term capital leases. At March 31, 2001, future minimum lease payments under capital and operating leases are as follows:

                                            Capital             Operating
                                             Leases               Leases
                                       ------------------------------------

              2002                    $      26,051        $    101,784
              2003                           15,757             104,458
              2004                            5,817             108,042
              2005                            1,947             111,733
              2006                              -               115,535
           Thereafter                           -               638,818
                                       ------------------   ---------------

         Total minimum lease payments        49,572        $  1,180,370
                                                           ================

         Less amount representing
         interest ranging
         from 7% to 18%                      (5,574)
                                       ------------------

         Present value of net minimum
         lease payments                      43,998

         Less current portion               (22,152)
                                       ------------------

         Long-term obligations        $      21,846
                                       ==================



         Rent expense was approximately $75,000 and $46,000 for the year ended March 31, 2001 and 2000, respectively.

         The Company was given a tenant improvement allowance of $150,000 which was accounted for as deferred rent and is being amortized straight line over the term of the lease of 10 years.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

8.       DEFERRED INCOME TAXES

         At March 31, 2001, the Company has available net operating loss carryforwards of $3,983,000 which will expire through 2018.

         After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized due to substantial uncertainty.

         Accordingly, components of the Company's net deferred income taxes at March 31, 2001 are as follows:


                                                March 31,
                                                  2001
                                                ---------

         Deferred tax assets:

         Net operating loss carryforwards      $1,354,000
         Valuation allowance                   (1,354,000)
                                               ----------
         Total                                 $      -
                                               ==========


       The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to net loss due to the following:




                                                              2001                    2000
                                                      --------------------    --------------------
         Income tax provision statutory rate             $     (668,647)         $     (578,619)
         State income tax, net of Federal benefit              (108,164)                (93,600)
         Change in valuation allowance                          650,000                 435,091
         Debt extinguishment expense                             21,271                 195,106
         Other                                                  105,540                  42,022
                                                      --------------------    --------------------
                                                         $            _          $            -
                                                      ====================    ====================


World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

9.       CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and trade accounts receivable.

         The Company places its cash with high quality financial institutions and believes that the risk of loss is remote.

         The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Historically, actual losses have been within management's estimates.

         One customer accounted for 12% and 14% of sales for the periods ended March 31, 2001 and March 31, 2000, respectively. This same customer had an accounts receivable balance of $75,466 at March 31, 2001.

         Another customer, controlled by a director and shareholder of the Company, accounted for approximately 7% and 8% of sales for the periods ended March 31, 2001 and March 31, 2000 respectively. The accounts receivable from this customer was $18,497 at March 31, 2001.

         Purchases from one supplier represented 15% and 7% of purchases for the periods ended March 31, 2001 and 2000, respectively. This same supplier was owed $71,389 at March 31, 2001.

World Diagnostics, Inc. and Subsidiary
Notes to Consolidated Financial Statements

10.      GEOGRAPHIC AND PRODUCT GROUP INFORMATION

         The following table details revenue breakdown by geographic region (in 000's) for the year ended March 31, 2001 and 2000:

                                                                 for the year ended
                                                    March 31, 2001                March 31, 2000
                                              ----------------------------------------------------------
         South America                         $            841           $             526
         Caribbean                                          517                         433
         Middle East and Africa                             321                          43
         Eastern Europe                                     247                         135
         Domestic                                            92                         114
         Pacific Rim                                         87                          92
         Western Europe                                      52                          79
         Central America                                     47                          41
                                              ----------------------------------------------------------
                     Total Revenue             $          2,204            $          1,463
                                              ==========================================================


         As of March 31, 2001, the Company has one reportable segment. The Chief Operating Decision Maker examines all financial information on a combined basis.

         The following table details revenue breakdown by product group (in 000's) for the year ended March 31, 2001 and 2000:

                                                             for the year ended
                                                                   March 31,
                                                           2001                 2000
                                                   ------------------------------------------
         Qualitative Rapid Point
         of care Diagnostic Tests                       $   779              $    439

         Clinical Chemistry Reagents                        363                   274

         Quantitative Laboratory Tests                      332                   287

         Urine & Latex Agglutination Tests                  308                   185

         Laboratory Equipment                               289                   169

         Miscellaneous Laboratory Supplies                  133                   109
                                                   ------------------------------------------
                       Total Revenue                    $ 2,204              $  1,463
                                                   ==========================================