Form 10QSB
period 2001-06-30
WORLD DIAGNOSTICS INC
filed 2001-08-13
CIK 1066795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

                         Commission File Number: 0-27627

                             WORLD DIAGNOSTICS INC.
-------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

            Delaware                                     65-0742342
   ----------------------------                  ---------------------------
   (State or other jurisdiction                  (IRS Identification Number)
        of incorporation)

               16250 N.W. 59th Avenue, Miami Lakes, Florida 33014
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (305) 827-3304
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

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

                As of August 8, 2001, 8,548,476 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

-------------------------------------------------------------------------------

                             WORLD DIAGNOSTICS INC.

                                      INDEX

Part I.   Financial Information                                               1

Item 1.   Financial Statements                                                1
                    Consolidated Balance Sheet                                1
                    Consolidated Statements of Operations                     2
                    Consolidated Statements of Cash Flows                     3
                    Notes to Consolidated Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            9

Part II.  Other Information                                                  12

   Item 1     Legal Proceedings                                              12
   Item 2     Changes in Securities and Use of Proceeds                      12
   Item 3     Defaults Upon Senior Securities                                12
   Item 4     Submission of Matters to a Vote of Security Holders            12
   Item 5     Other Information                                              13
   Item 6     Exhibits and Reports on Form 8-K                               13

   Signatures                                                                14

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

World Diagnostics, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
at June 30, 2001
(unaudited)

Assets

Current Assets
   Cash and cash equivalents                                                                             $   100,478
   Accounts receivable, net of an allowance of $99,105                                                       726,645
   Inventory, net                                                                                            395,557
   Other current assets                                                                                       69,316
                                                                                                         -----------
       Total current assets                                                                                1,291,996
Property and equipment, net of accumulated depreciation                                                      440,073
Other assets, includes $83,658 of web site development costs                                                 162,447
                                                                                                         -----------
       Total assets                                                                                      $ 1,894,516
                                                                                                         ===========


Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                                                                 $ 1,290,430
   Current portion of deferred rent                                                                           15,000
   Current portion of obligations under capital leases                                                        27,477
                                                                                                         -----------
       Total current liabilities                                                                           1,332,907
Deferred rent , net of current portion                                                                       130,000
Obligations under capital leases, net of current portion                                                      39,560
                                                                                                         -----------
       Total Liabilities                                                                                   1,502,467
                                                                                                         -----------

Shareholders' Equity
   Common stock; $0.001 par value; 25,000,000 shares authorized
     8,548,476 shares issued and outstanding                                                                   8,548
   Additional paid in capital                                                                              5,580,225
   Accumulated deficit                                                                                    (5,196,724)
                                                                                                         -----------
       Total Shareholders' Equity                                                                            392,049
                                                                                                         -----------
       Total Liabilities and Shareholders' Equity                                                        $ 1,894,516
                                                                                                         ===========

                                       1

World Diagnostics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2001 and 2000
(unaudited)

                                                                2001                2000
                                                            -----------         -----------

Revenues                                                    $   745,076         $   602,512

Cost of goods sold                                              589,812             475,474
                                                            -----------         -----------

Gross profit                                                    155,264             127,038

Selling, general and administrative expenses                    735,405             361,912
                                                            -----------         -----------

Loss from operations before other expenses                     (580,141)           (234,874)

 Interest expense                                                (1,632)            (11,510)

                                                            -----------         -----------
Loss before extraordinary item                                 (581,773)           (246,384)

Extraordinary loss on extinguishments of debt                      --               (89,415)
                                                            -----------         -----------
Net Loss                                                    $  (581,773)        $  (335,799)
                                                            ===========         ===========

Basic and diluted loss per common share:

   Loss from operations before extraordinary item           $     (0.08)        $     (0.06)
   Extraordinary item                                              --                 (0.02)
                                                            -----------         -----------
   Basic and diluted loss per common share:                 $     (0.08)        $     (0.08)
                                                            -----------         -----------

Weighted average number of common shares outstanding          7,269,333           4,297,319

                                       2

World Diagnostics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2001 and 2000
(unaudited)

                                                                                 2001            2000
                                                                              ---------       ---------
Cash flows from operating activities
 Net Loss                                                                     $(581,773)      $(335,799)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Extraordinary loss on extinguishments of debt                                   --            89,415
   Common stock issued for compensation                                             656          47,160
   Common stock issued for services                                             241,848            --
   Options issued for services                                                   20,584            --
   Depreciation                                                                  19,492           6,236
   Gain on disposal of property and equipment                                    (1,623)           --
Changes in operating assets and liabilities:
   Accounts receivable                                                         (131,561)       (164,324)
   Inventory                                                                    (37,930)       (101,728)
   Other current assets                                                           9,528         (12,762)
   Other assets                                                                 (31,141)           (157)
   Accounts payable and accrued expenses                                        331,325         236,742
   Deferred rent                                                                 (3,750)           --
                                                                              ---------       ---------
         Net cash (used in) operating activities                               (164,345)       (235,217)
                                                                              ---------       ---------
Investing activity
                                                                              ---------       ---------
   Purchase of property and equipment                                           (15,991)           (302)
                                                                              ---------       ---------
Financing activities
  Payments under capital lease obligations                                       (2,615)         (2,398)
  Payment of notes payable                                                         --          (125,000)
  Net proceeds from issuance of common stock                                       --           485,000
                                                                              ---------       ---------
        Net cash (used in) provided by financing activities                      (2,615)        357,602
                                                                              ---------       ---------
Net increase(decrease) in cash and cash equivalents                            (182,951)        122,083
Cash and cash equivalents, beginning of period                                  283,429          80,817
                                                                              ---------       ---------
Cash and cash equivalents, end of period                                      $ 100,478       $ 202,900
                                                                              =========       =========

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                                     $   1,632       $    --

Supplemental disclosures of non-cash investing and financing activities:

   Property and equipment acquired through capital lease agreements           $  34,449       $    --

   Issuance of common stock for the extinguishment of debt                    $    --         $ 475,000

World Diagnostics Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.       BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of World Diagnostics, Inc. and its wholly-owned subsidiary, GLOBALeMED.com, Inc.

The accompanying unaudited condensed consolidated interim financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2001 and 2000 and the financial position as of June 30, 2001. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-K for the year ended March 31, 2001. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

2.       SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less from the dates of purchase to be cash equivalents.

Inventory. Inventory is stated at the lower of cost or market using the specific cost method, which closely approximates average cost. As of June 30, 2001, substantially all inventories represent finished goods held for sale. The Company recorded a provision of approximately $49,000 at June 30, 2001, to reduce the carrying amount of the inventory to its net realizable value.

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

Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Management believes that there is no impairment as of June 30, 2001.

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

3.       GOING CONCERN - UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financings and has instituted cost reduction measures.

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its work force, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.       COMMON STOCK

In June 2001, options to acquire 155,000 shares at $0.25 per share were issued to directors for services. The options expire on June 30, 2006. The fair value of the options on the grant date was $25,458 calculated using the Black-Scholes Option Pricing Model.

In June 2001, options to acquire 260,000 shares at $0.25 per share were issued to outside consultants of the Company for services. The options expire on June 30, 2006. The fair value of the options on the grant date was $42,704 calculated using the Black-Scholes Option Pricing Model.

In June 2001, the Company issued 50,000 shares of common stock to directors for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $9,375 in selling, general and administrative expenses in the statement of operations.

In June 2001, the Company issued 1,239,856 shares of common stock to outside consultants for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $232,473 in selling, general and administrative expenses in the statement of operations.

In June 2001, the Company issued 3,500 shares of common stock to an employee for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $656 in selling, general and administrative expenses in the statement of operations.

5.       STOCK BASED COMPENSATION

In October 2000, the Company issued options to acquire 296,000 shares of common stock to employees of the Company. These options are exercisable at $1.22 per share and vest over a three-year period commencing October 2001. The options expire in October 2005. The fair value of the options on the grant date was $255,554 calculated using the Black-Scholes Option Pricing Model.

In June 2001, the Company issued options to acquire 198,500 shares of common stock to employees of the Company. These options are exercisable at $0.25 per share, the market price on the date of grant and vest 50% upon grant and 50% on December 31, 2001. The options expire in June 2006. The fair value of the options on the grant date was $43,279 calculated using the Black-Scholes Option Pricing Model.

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

Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                                                   For the Three Months
                                                   Ended June 30, 2001

                 Proforma Net Loss                 ($624,706)
                 Proforma Loss Per Share           ($0.09)
                 Risk Free interest rate           5.37%-5.81%
                 Expected lives                    5 years
                 Expected volatility               85.47%-131.34%

For purposes of these proforma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

6.       SUBSEQUENT EVENTS

On July 2, 2001, the Company closed on a non-interest bearing, unsecured 30-day demand loan for $200,000. The terms provide for the issuance of 150,000 shares of common stock and 300,000 3-year options exercisable at $0.25 to participants in the loan. $150,000 of the loan was repaid on July 31, 2001.

The remaining $50,000 was rolled over as part of $500,000 of loans that the Company closed on July 26, 2001. These loans are secured by the assets of the Company, bear interest at 10% and are due on December 31, 2001. The terms of the loan provide for 500,000 shares of common stock, 500,000 callable warrants and 500,000 non-callable warrants to be issued in conjunction with the loan. Furthermore, the Company will register the common stock and the common stock underlying the warrants.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan, "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet, the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. The Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirely by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-QSB.

COMPANY BACKGROUND

World Diagnostics Inc. (the Company or "WDI"), based in Miami Lakes, FL, is an early stage business that began operations in February 1997 for the purpose of servicing the international market for medical diagnostic tests and allied laboratory products.

The Company is a single source supplier and exporter of approximately 1,000 Company branded medical diagnostic test kits and allied laboratory products, of which approximately 110 of these products produce approximately 85% of the Company's revenues. The Company sells its medical diagnostic test kits and allied laboratory products through a network of 88 distributors covering 80 countries as well as the Company's website, www.GLOBALeMED.com.

The Company continues implementation of its GLOBALeMED system on a country-by-county basis. While the growth and further development of the GLOBALeMED system remains an important focus, the sales and marketing effort has been concentrated on and is still dependent upon traditional distributors. Further enhancements have been made to the GLOBALeMED system, to improve functionality, navigability and ease of use. Although currently less than 1% of our sales are derived from direct purchases over the Internet, the GLOBALeMED system serves as a significant lead generator for new business, recruitment of new distributors and existing distributor sales.

It is particularly important in providing online technical support and as a marketing tool to facilitate efficiency in product selection, product evaluation and pricing.

RESULTS OF OPERATIONS

Revenues. Revenues for the three months ended June 30, 2001 were $745,076, an increase of $142,564 or 24%, compared to the three months ended June 30, 2000. The increase in revenues was attributable to an increase in the number of sales generated by distributors, particularly in South America. The following table details the sales breakdown by geographic region:

                                for the three months ended
(000's)                     June 30, 2001         June 30, 2000
                            -------------         -------------

South America               $         413         $         266
Caribbean                             128                   138
Eastern Europe                         71                    65
Middle East and Africa                 49                    48
Pacific Rim                            27                    29
Domestic                               22                    19
Western Europe                         20                     7
Central America                        15                    31
                            -------------         -------------
Total Revenue               $         745         $         603
                            =============         =============


South America, the Caribbean and Eastern Europe are the strongest markets for the Company and in combination accounted for 82% of total revenue for the three months ended June 30, 2001, up from 78% for the three months ended June 30, 2000.

Sales returns have historically, and continue to be insignificant. Because of extensive product quality control and review, which is conducted prior to product shipment, the return rate as a percentage of sales is anticipated to remain at a low percentage.

Gross Profit. The Company's gross profit on product sales increased to $155,264 for the three months ended June 30, 2001 from $127,038 for the three months ended June 30, 2000. Gross profit as a percentage of sales decreased to 20.8% for the three months ended June 30, 2001 from 21.1% in the comparable quarter of 2000. The margin for the quarter was negatively impacted as a result of management's continuing efforts to move certain categories of inventory that are considered as non-core inventory. While these inventory items will continue to be offered to customers, management has taken the position that these will be special order items and will not be held in inventory. The lower gross margins are expected to continue through the second fiscal quarter of 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense increased to $735,405 for the three months ended June 30, 2001 from $361,912 for the three months ended June 30, 2000. A non-cash charge related to the issuance of stock and options in connection with services of $262,432 was included in the three months ended June 30, 2001. These services are associated with the Company's need to achieve an improvement in its capital structure and position the Company for a strategic merger, minority interest or alliance that would enable the Company to achieve its business plan. Excluding the effect of the non-cash charge, selling, general and administrative expense was $471,661. The increase in these expenditures is due primarily to the overall growth experienced by the Company. This category of expense will decrease as a percentage of revenue going forward as: (1) cost cutting measures already implemented minimize the increase in overhead (2) projected revenue growth outpaces the growth in overhead.

Net Loss. The Company incurred a net loss of $581,773 or $(0.08) per share for the three months ended June 30, 2001 and reported a net loss of $335,799 or $(0.08) per share for the comparable period in 2000. Excluding the effect of the non-cash charges in the three months ended June 30, 2001, the net loss was $299,193 or $(0.04) per share. An extraordinary charge of $89,415 was included in the three months ended June 30, 2000. Excluding the effect of the extraordinary item, the operating loss for the three months ended June 2000 was $246,384 or $(0.06) per share.

Financial Condition

At June 30, 2001, the Company had cash and cash equivalents of $100,478 compared to $283,429 at March 31, 2001. The Company had negative working capital of $40,911 and positive working capital of $318,727 at June 30, 2001 and March 31, 2001 respectively. The Company had current assets of $1,291,996 and shareholders equity of $392,049 at June 30, 2001. This compares to current assets of $1,314,984 and stockholders equity of $710,734 at March 31, 2000.

Liquidity and Capital Resources

As discussed in Note 6 to the financials, in July the Company closed on loans and issued additional shares of common stock and warrants in connection with such financings. Should it be necessary, the Company believes that it can obtain additional equity financing. In addition, the Company continues to pursue a secured line of financing based on receivables and inventory.

Since beginning operations in February 1997, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future until it is able to generate sufficient revenues from product sales to sustain its operations and fund expenditure related to future growth. The Company has also undertaken a review of all expense items and initiated cutbacks in various areas.

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

The report of the Company's independent certified public accountants in connection with its audited financial statements as of March 31, 2001 and March 31, 2000 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. These factors include recurring net losses since inception and uncertainty surrounding future equity financing through anticipated offerings.

Furthermore, if we are unable to raise additional funds, we may be required to reduce our work force, reduce compensation levels, reduce dependency on outside consultants, modify our growth and operating plans, and even be forced to terminate operations completely.

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against the Company. Management knows of no legal proceedings, pending or threatened, or judgments entered against any of the directors or officers in their capacity as such.

Item 2.     Changes in Securities and Use of Proceeds.

         (c) In June 2001, the Company issued an aggregate of 50,000 shares of common stock to all its directors who are not employees in lieu of paying such directors their directors' fees. The Company also issued to all the directors options to acquire 155,000 shares at $0.25 for services rendered to the Company.

         In June 2001, the Company issued 3,500 shares of common stock to an employee for no consideration for services rendered by the employee. The Company also issued to outside consultants for services rendered to the Company 1,239,856 shares of common stock and options to acquire 260,000 shares at $0.25 per share.

Item 3.     Defaults Upon Senior Securities.

         None.

Item 4.     Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.     Other Information.

On July 2, 2001, the Company closed on non-interest bearing, unsecured 30-day demand loans for $200,000. The terms provide for the issuance of 150,000 shares of common stock and 300,000 3-year options exercisable at $0.25 to participants in the loans. $150,000 of the loan was repaid on July 31, 2001.

The remaining $50,000 was rolled over as part of $500,000 of loans that the Company closed on July 26, 2001. These loans are secured by the assets of the Company, bear interest at 10% and are due on December 31, 2001. The terms of the loans provide for 500,000 shares of common stock, 500,000 callable warrants and 500,000 non-callable warrants to be issued in conjunction with the loan. Furthermore, the Company will register the common stock and the common stock underlying the warrants.

Item 6.     Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 4.5 Subscription Agreement for Units Consisting of 10% Secured Notes, Class C Redeemable Warrants and Class D Warrants
         Exhibit 4.6    Form of Note Secured by Security Agreement
         Exhibit 4.7    Form of Security Agreement
         Exhibit 4.8    Form of Class C Redeemable Warrant
         Exhibit 4.9    Form of Class D Warrant

(b)      Reports on form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORLD DIAGNOSTICS INC.


Date: August 9, 2001                 By:  /s/ Ken Peters
                                     ------------------------------------------
                                     Ken Peters, President
                                     (Principal Executive Officer)

Date: August 9, 2001                 By: /s/ Paul R. Kamps
                                     ------------------------------------------
                                     Paul R. Kamps, Executive Vice President-
                                     Finance and Administration
                                     (Principal Financial Officer)