Form 10QSB
period 2001-09-30
WORLD DIAGNOSTICS INC
filed 2001-11-15
CIK 1066795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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


               16250 N.W. 59th Avenue, Miami Lakes, Florida 33014
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 827-3304
 ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



 ------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

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

As of November 13, 2001, 9,248,476 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

 -------------------------------------------------------------------------------

                             WORLD DIAGNOSTICS INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets ...................................................  4

          Statements of Operations .........................................  5

          Statement of Cash Flows ..........................................  6

          Notes to Financial Statements ....................................  7

Item 2.   Management's Discussion and Analysis or Plan of Operation ........ 13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................ 17

Item 2.   Changes in Securities and Use of Proceeds ........................ 17

Item 3.   Defaults Upon Senior Securities .................................. 17

Item 4.   Submission of Matters to a Vote of Security Holders .............. 17

Item 5.   Other Information ................................................ 17

Item 6.   Exhibits and Reports on Form 8-K ................................. 17

SIGNATURES ................................................................. 18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

WORLD DIAGNOSTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 2001
(UNAUDITED)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $   186,824
   Accounts Receivable, net of an allowance of $147,401                        790,012
   Inventory, net                                                              445,613
   Other current assets                                                        199,700
                                                                      -----------------
       Total current assets                                                  1,622,149
Fixed assets, net of accumulated depreciation                                  457,661
Other assets, includes $99,251 of web site development costs                   174,962
                                                                      -----------------
      Total assets                                                         $ 2,254,772
                                                                      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $ 1,482,946
   Current portion of deferred rent                                             15,000
   Secured Bridge Loan                                                         500,000
   Current portion of obligation under capital leases                           31,530
                                                                      -----------------
     Total current liabilities                                               2,029,476
Deferred rent , net of current portion                                         126,250
Obligations under capital leases, net of current portion                        59,952
                                                                      -----------------
      Total Liabilities                                                      2,215,678

Shareholders' Equity
   Common stock; $0.001 par value; 25,000,000 shares authorized
     9,248,476 shares issued and outstanding                                     9,248
   Additional paid in capital                                                5,816,115
   Accumulated deficit                                                      (5,786,269)
                                                                      -----------------
     Total Shareholders' equity                                                 39,094
                                                                      -----------------
       Total Liabilities and Shareholders' Equity                          $ 2,254,772
                                                                      =================


Read notes to consolidated financial statements.

WORLD DIAGNOSTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended September 30      Six Months Ended September 30
                                                       2001             2000                 2001             2000
                                                    ------------   ----------------      ------------   ----------------

Revenues                                              $ 757,436          $ 531,784       $ 1,502,512        $ 1,134,296

Cost of goods sold                                      632,375            385,274         1,222,187            860,748
                                                    ------------   ----------------      ------------   ----------------

Gross profit                                            125,061            146,510           280,325            273,548

Selling, general and administrative expenses            490,109            726,492         1,225,514          1,088,404
                                                    ------------   ----------------      ------------   ----------------

Loss from operations before other expenses             (365,048)          (579,982)         (945,189)          (814,856)

 Interest expense                                      (224,497)            (7,823)         (226,129)           (19,333)
                                                    ------------   ----------------      ------------   ----------------

Loss before extraordinary item                         (589,545)          (587,805)       (1,171,318)          (834,189)

Extraordinary loss on extinguishment of debt                  -                  -                 -            (89,415)
                                                    ------------   ----------------      ------------   ----------------
Net Loss                                             $ (589,545)        $ (587,805)      $(1,171,318)        $ (923,604)
                                                    ============   ================      ============   ================

Basic and diluted loss per common share:
   Loss from operations before extraordinary item         (0.06)             (0.13)            (0.14)             (0.19)
   Extraordinary item                                         -                  -                 -              (0.02)
                                                    ------------   ----------------      ------------   ----------------
   Basic and diluted loss per common share:               (0.06)             (0.13)            (0.14)             (0.21)
                                                    ------------   ----------------      ------------   ----------------

Weighted average number of common shares
   outstanding                                        9,110,433          4,639,896         8,194,913          4,469,544



Read notes to consolidated financial statements.

WORLD DIAGNOSTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                                     2001               2000
                                                                ---------------    ---------------

Cash flows from operating activities
 Net Loss                                                         $ (1,171,318)      $   (923,604)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Extraordinary loss on extinguishment of debt                              -             89,415
   Common stock issued for compensation                                    656             47,160
   Common stock issued for services                                    241,848                  -
   Common stock issued for interest                                    118,481                  -
   Options issued for interest                                          94,211                  -
   Options issued for services                                          68,162                  -
   Depreciation                                                         39,745             19,103
   Gain on disposal of property and equipment                              (36)                 -
   Bad Debt expense                                                     48,296             91,251
Changes in operating assets and liabilities:
    Accounts receivable                                               (243,223)          (190,006)
    Inventory                                                          (87,028)          (208,828)
    Other current assets                                               (39,337)            12,704
    Other assets                                                       (43,656)           (19,274)
    Accounts payable and accrued expenses                              524,415            420,574
    Deferred rent                                                       (7,500)                 -
                                                                ---------------    ---------------
         Net cash (used) in operating activities                      (456,284)          (661,505)
                                                                ---------------    ---------------

Investing activities
                                                                ---------------    ---------------
   Purchase of fixed assets                                            (24,315)           (25,550)
                                                                ---------------    ---------------

Financing activities
  Net proceeds from secured bridge loan                                394,226                  -
  Net proceeds from issuance of common stock                                 -            601,897
  Proceeds from interim bridge loan                                    200,000                  -
  Repayment of interim bridge loan                                    (200,000)                 -
  Payments under capital lease obligations                             (10,232)            (6,773)
  Proceeds from notes payable                                                -             20,000
                                                                ---------------    ---------------
        Net cash provided by financing activities                      383,994            615,124
                                                                ---------------    ---------------

Net (decrease) in cash and cash equivalents                            (96,605)           (71,931)
Cash and cash equivalents, beginning of period                         283,429             80,817
                                                                ---------------    ---------------
Cash and cash equivalents, end of period                          $    186,824       $      8,886
                                                                ===============    ===============


Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                         $      1,632       $          -

Supplemental disclosures of non-cash investing and financing activities:

   Property and equipment acquired through capital
     lease agreements   $ 75,439                $ -

   Issuance of common stock for the extinguishment of debt        $          -       $    475,000

   Issuance of common stock for other current assets              $     81,519       $          -


Read notes to consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

World Diagnostics Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of World Diagnostics Inc. and its wholly-owned subsidiary, GLOBALeMED.com, Inc.

The accompanying unaudited consolidated interim financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2001 and 2000 and the financial position as of September 30, 2001. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-KSB for the year ended March 31, 2001. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.



2.       SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less from the dates of purchase to be cash equivalents.

Inventory. Inventory is stated at the lower of cost or market using the specific cost method, which closely approximates average cost. As of September 30, 2001, substantially all inventories represent finished goods held for sale. The Company recorded a provision of approximately $48,000 at September 30, 2001, to reduce the carrying amount of the inventory to its net realizable value.

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

Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Management believes that there is no impairment as of September 30, 2001.

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

The Company has initiated several actions to generate working capita and improve operating performances, including equity and debt financing and has instituted cost reduction measures.

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

Furthermore, if the Company is unable to raise additional funds, the Company may be required to reduce its work force, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

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

In July 2001, the Company issued 200,000 shares of common stock and granted options to purchase 400,000 shares of common stock, at an exercise price of $0.25 per share, to eight investors in connection with a loan to the Company of $200,000. The Company repaid the loan in July 2001. The options expire on July 2, 2004. The fair value of the options on the grant date was $94,211 calculated using the Black-Scholes Option Pricing Model.

In July 2001, the Company issued 500,000 shares of Common Stock, 500,000 callable "C" warrants to purchase 500,000 shares of Common Stock at $1.375 and 500,000 non-callable "D" warrants to purchase 500,000 shares of Common Stock to investors in connection with a secured bridge loan. The fair market value of the 500,000 shares of common stock is being amortized over the term of the loan as a debt discount.

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

In August 2001, the Company issued options to acquire 110,000 shares of common stock to employees of the Company. These options are exercisable at $0.25 per share, the market price on the date of grant and vest 100% upon grant. The options expire in August 2004. The fair value of the options on the grant date was $21,180 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the six months ended September 30, 2001 as presented in the table below.

Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:



                                                 For the Six Months
                                              Ended September 30, 2001
                                              ------------------------
         Pro forma Net Loss                           ($1,267,543)
         Pro forma Loss Per Share                          ($0.15)
         Risk Free interest rate                       5.37%-6.11%
         Expected lives                                  3-5 years
         Expected volatility                        85.47%-132.28%

For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.


6.       SECURED BRIDGE-LOAN

The bridge-loan is secured by assets of the Company and bears interest at 10% per annum. The loan is convertible to common stock at the option of the Company or is to be repaid from the proceeds of financing on or before December 31, 2001. Terms of the loan required the Company to file a Registration Statement in August 2001 with the Securities and Exchange Commission to register the securities.


7.       SUBSEQUENT EVENTS

In October 2001, the Company issued 25,000 shares to an officer of the Company and granted 270,000 options to officers of the Company at a grant price $0.25 that will expire in October 2004. These options vest at various dates over a one-year period ending October 2002.

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

RESULTS OF OPERATIONS

Revenues. Revenues were $757,436 and $1,502,512 for the three months ended September 30, 2001 and the six months ended September 30, 2001, an increase of 42.4% and 32.5% compared to the three and six month periods ended September 30, 2000. The increase in revenues was attributable to an increase in the number of distributors as well as an increase in the level of sales to existing distributors. The following table details the sales breakdown by geographic region:

                            for the three months ended                           for the six months ended
(000's)                     September 30, 2001        September 30, 2000         September 30, 2001       September 30, 2000
                            -----------------------   ------------------------   ----------------------   -------------------------
South America               $         375             $         228               $         789           $         493
Caribbean                             164                       128                         292                     266
Eastern Europe                         32                        70                         103                     135
Domestic                               41                        21                          90                      69
Middle East and Africa                 49                        29                          76                      58
Western Europe                         34                        20                          56                      39
Pacific Rim                            30                        36                          50                      43
Central America                        32                         -                          47                      31

                            -----------------------   ------------------------   ----------------------   -------------------------
Total Revenue               $         757             $         532               $       1,503           $       1,134
                            =======================   ========================   ======================   =========================


South America, the Caribbean and Eastern Europe are the strongest markets for the Company and in combination accounted for 75% of total revenue for the three months ended September 30, 2001, and 79% for the six months ended September 30, 2001 compared to 80% and 79% for the same periods in the prior year.

Sales returns have historically, and continue to be insignificant. The return rate as a percentage of sales is anticipated to remain at a low percentage.

Gross Profit. The Company's gross profit on product sales decreased to $125,061 for the three months ended September 30, 2001 from $146,510 for the three months ended September 30, 2000 and increased to $280,325 from $273,548 for the six months ended September 30, 2001 and 2000. Gross profit as a percentage of sales decreased to 16.5% for the three months ended September 30, 2001 from 27.6% in the comparable quarter of 2000 and to 18.7% from 24.1% for the six months ended September 30, 2001 and 2000.

The margin for the quarter and the six month period was negatively impacted as a result of management's continuing efforts to move certain categories of inventory that are considered as non-core inventory. While these inventory items will continue to be offered to customers, management has taken the position that these will be special order items and will not be held in inventory. The lower margins also reflect the increasingly difficult market conditions that we need to contend with as a result of the strength of the United States dollar and less favorable market conditions in many of the foreign markets that we sell to. The lower gross margins are not expected to improve until the first fiscal quarter of 2003.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $490,109 for the three months ended September 30, 2001 from $726,492 for the three months ended September 30, 2000 and increased to $1,225,514 from $1,088,404 for the six months ended September 30, 2001 and 2000. A non-cash charge related to the issuance of stock and options in connection with services of $310,010 was included in the six months ended September 30, 2001. These services are associated with the Company's need to achieve an improvement in its capital structure and position the Company for a strategic merger, minority interest or alliance that would enable the Company to achieve its business plan. Excluding the effect of this non-cash charge, selling, general and administrative expense was $915,504 for the six months ended September 30, 2001, representing a reduction of 15.9% in this expense category when compared to the same period in the prior year. This category of expense should continue to decrease as a percentage of revenue going forward as: (1) cost cutting measures already implemented minimize the increase in overhead (2) revenue growth outpaces the growth in overhead.

An interest charge of $221,692 was recorded in the three months ended September 30, 2001 in connection with the issuance of options and common stock (see note 4 to the financials) pursuant to a short-term bridge loan that raised proceeds for the Company of $200,000 and a secured bridge loan of $500,000 repayable on December 31, 2001. The short-term bridge loan of $200,000 was repaid before September 30, 2001. Unamortized debt discount of $81,519 relating to the $500,000 loan will be amortized to interest expense in the quarter ended December 31, 2001.

Net Loss. The Company incurred a net loss of $589,545 or $(0.06) per share for the three months ended September 30, 2001 and reported a net loss of $587,805 or $(0.13) per share for the comparable period in 2000 and a net loss of $1,171,318 or $(0.14) per share and a loss of $923,604 or $(0.21) per share for the six months ended September 30, 2001 and 2000 respectively. An extraordinary charge of $89,415 was included in the six months ended September 30, 2000. Excluding the effect of the extraordinary item, the operating loss for the six months ended September 2000 was $834,189 or $(0.19) per share.

Financial Condition

At September 30, 2001, the Company had cash and cash equivalents of $186,824 compared to $283,429 at March 31, 2001. The Company had negative working capital of $407,327 and positive working capital of $318,727 at September 30, 2001 and March 31, 2001, respectively. The Company had current assets of $1,622,149 and shareholders equity of $39,094 at September 30, 2001. This compares to current assets of $1,314,984 and stockholders equity of $710,734 at March 31, 2001.

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

         None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.     OTHER INFORMATION.

Effective as of November 1, 2001, the Company appointed Walter Usinowicz as Chief Operating Officer of the Company and Mark Smith as Vice President of Business Development of the Company. In connection with these appointments, in October 2001, the Company issued 25,000 shares to one of such Officers of the Company and granted 270,000 options to the officers of the Company at a grant price $0.25 that will expire in October 2004. These options vest at various dates over a one-year period ending October 2002.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         None.

(b)      Reports on form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WORLD DIAGNOSTICS INC.


Date: November 15, 2001                         By:  /s/Ken Peters
                                                ----------------------
                                                Ken Peters, President and CEO
                                                (Principal Executive Officer)


Date: November 15, 2001                         By:/s/Paul R. Kamps
                                                ----------------------
                                                Paul R. Kamps, Vice President-
                                                Finance and Administration
                                                (Principal Financial Officer)