Form 10QSB
period 2001-12-31
WORLD DIAGNOSTICS INC
filed 2002-02-19
CIK 1066795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

               16250 N.W. 59th Avenue, Miami Lakes, Florida 33014
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 827-3304
    -------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    -------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes [X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:

                As of February 14, 2002, 9,398,476 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

 -------------------------------------------------------------------------------

                             WORLD DIAGNOSTICS INC.

                                      INDEX



Part I.   Financial Information

Item 1.   Financial Statements
                    Consolidated Balance Sheet ........................... 1
                    Consolidated Statements of Operations ................ 2
                    Consolidated Statements of Cash Flows ................ 3
                    Notes to Consolidated Financial Statements ........... 4

Item 2.   Management's Discussion and Analysis or Plan of Operation ......10

Part II.   Other Information .............................................15

   Item 1     Legal Proceedings ..........................................15
   Item 2     Changes in Securities and Use of Proceeds ..................15
   Item 3     Defaults Upon Senior Securities ............................15
   Item 4     Submission of Matters to a Vote of Security Holders ........15
   Item 5     Other Information ..........................................15
   Item 6     Exhibits and Reports on Form 8-K ...........................16

Signatures ...............................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

World Diagnostics Inc. and Subsidiary
Condensed Consolidated Balance Sheet
at December 31, 2001
(unaudited)

Assets

Current Assets
   Cash and cash equivalents                                                                   $ 14,415
   Accounts receivable, net of an allowance of $154,952                                         439,552
   Inventory, net                                                                               445,120
   Other current assets                                                                         164,473
                                                                                     -------------------
       Total current assets                                                                   1,063,560
Fixed assets, net of accumulated depreciation                                                   436,192
Other assets, includes $121,423 of web site development costs                                   179,124
                                                                                     -------------------
      Total assets                                                                          $ 1,678,876
                                                                                     ===================

Liabilities and Shareholders' Deficit

Current Liabilities
   Accounts payable and accrued expenses                                                    $ 1,349,372
   Current portion of deferred rent                                                              15,000
   Secured bridge loan                                                                          500,000
   Current portion of obligations under capital leases                                           30,317
                                                                                     -------------------
     Total current liabilities                                                                1,894,689
Deferred rent , net of current portion                                                          122,500
Obligations under capital leases, net of current portion                                         54,167
                                                                                     -------------------
      Total Liabilities                                                                       2,071,356

Shareholders' Deficit
   Common stock; $0.001 par value; 25,000,000 shares authorized
     9,398,476 shares issued and outstanding                                                      9,398
   Additional paid in capital                                                                 5,892,981
   Accumulated deficit                                                                       (6,294,859)
                                                                                     -------------------
     Total Shareholders' deficit                                                               (392,480)
                                                                                     -------------------
       Total Liabilities and Shareholders' Deficit                                          $ 1,678,876
                                                                                     ===================

Read notes to consolidated financial statements.

World Diagnostics Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

                                                  Three Months Ended December 31    Nine Months Ended December 31
                                                   2001              2000             2001              2000
                                                ------------     -------------     ------------     -------------

Revenues                                          $ 209,918         $ 292,619      $ 1,712,430       $ 1,426,915

Cost of goods sold                                  189,371           234,026        1,411,558         1,094,774
                                                ------------     -------------     ------------     -------------

Gross profit                                         20,547            58,593          300,872           332,141

Selling, general and administrative expenses        418,469           542,410        1,643,983         1,630,815
                                                ------------     -------------     ------------     -------------

Loss from operations before other expenses         (397,922)         (483,817)      (1,343,111)       (1,298,674)

 Loss due to extension of debt                            -            (9,758)               -            (9,758)

 Interest expense                                  (110,668)          (11,494)        (336,797)          (30,827)
                                                ------------     -------------     ------------     -------------

Loss from operations before extraordinary item     (508,590)         (505,069)      (1,679,908)       (1,339,259)

Extraordinary gain/(loss) on
  extinguishment of debt                             35,564                -                 -           (53,851)
                                                ------------     -------------     ------------     -------------

Net Loss                                         $ (508,590)       $ (469,505)     $ (1,679,908)    $ (1,393,110)
                                                ============     =============     ============     =============

Basic and dilutive common loss per share:
Loss from operations before extraordinary item        (0.05)            (0.08)           (0.20)            (0.27)
Extraordinary item                                        -                 -                -             (0.01)
                                                ------------     -------------     ------------     -------------
Basic and dilutive common loss per share:             (0.05)            (0.08)           (0.20)            (0.28)
                                                ------------     -------------     ------------     -------------

Weighted average number of
  common shares outstanding                       9,347,933         6,143,138        8,580,650         5,029,306



Read notes to consolidated financial statements.

World Diagnostics Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2001 and 2000
(unaudited)

                                                                           2001               2000
                                                                 ---------------    ---------------

Cash flows from operating activities
 Net Loss                                                            (1,679,908)        (1,393,110)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Extraordinary loss on extinguishment of debt                               -             53,851
   Loss due to extension of debt                                              -              9,758
   Common stock issued for compensation                                     656             35,877
   Common stock issued for services                                     337,597             39,963
   Common stock issued for interest                                     131,365                  -
   Options issued for services                                           68,162             70,831
   Options issued for interest                                           94,211             15,915
   Depreciation                                                          62,172             31,583
   Inventory reserve                                                      8,929             10,000
   Gain on disposal of property and equipment                               (36)                 -
   Bad debt expense                                                      55,847            127,708
Changes in operating assets and liabilities:
    Accounts receivable                                                  99,685            (40,327)
    Inventory                                                           (96,423)          (226,197)
    Other current assets                                                 (4,110)            (5,479)
    Other assets                                                        (47,818)           (66,227)
    Accounts payable and accrued expenses                               390,841            (24,151)
    Deferred rent                                                       (11,250)                 -
                                                                 ---------------    ---------------
         Net cash (used) in operating activities                       (590,080)        (1,360,005)
                                                                 ---------------    ---------------

Investing activities
                                                                 ---------------    ---------------
   Purchase of fixed assets                                             (24,315)           (40,748)
                                                                 ---------------    ---------------

Financing activities
  Net proceeds from secured bridge loan                                 362,611                  -
  Net proceeds from private placements                                        -          2,715,780
  Proceeds from interim bridge loan                                     200,000                  -
  Repayment of interim bridge loan                                     (200,000)                 -
  Proceeds from issuance of warrants                                          -                650
  Payments under capital lease obligations                              (17,230)           (10,891)
  Proceeds from notes payable                                                 -            145,000
  Payment of notes payable                                                    -           (270,000)
                                                                 ---------------    ---------------
        Net cash provided by financing activities                       345,381          2,580,539
                                                                 ---------------    ---------------

Net increase/(decrease) in cash and cash equivalents                   (269,014)         1,179,786
Cash and cash equivalents, beginning of period                          283,429             80,817
                                                                 ---------------    ---------------
Cash and cash equivalents, end of period                                 14,415          1,260,603
                                                                 ===============    ===============

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                                 1,632                  -

Supplemental disclosures of non-cash investing and financing activities:

   Property and equipment acquired through
     capital lease agreements                                            75,439                  -

   Issuance of common stock for the extinguishment of debt                    -            475,000

   Issuance of common stock for other current assets                     81,519                  -



Read notes to consolidated financial statements.

World Diagnostics Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements include the accounts of World Diagnostics, Inc. and its wholly-owned subsidiary, GLOBALeMED.com, Inc.

The accompanying unaudited consolidated interim financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended December 31, 2001 and 2000 and the financial position as of December 31, 2001. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-KSB for the year ended March 31, 2001. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Inventory. Inventory is stated at the lower of cost or market using the specific cost method, which closely approximates average cost. As of December 31, 2001, substantially all inventories represent finished goods held for sale. The Company recorded a provision of approximately $57,000 at December 31, 2001, to reduce the carrying amount of the inventory to its net realizable value.

Property and Equipment. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are generally charged to expense as incurred. Retirements, sales and disposals of assets are recorded by removing

2.             SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in income.

Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Management believes that there is no impairment as of December 31, 2001.

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

Loss Per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per

2.             SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

In July 2001, the Company issued 500,000 shares of Common Stock, 500,000 callable "C" warrants to purchase 500,000 shares of Common Stock at $1.375 and 500,000 non-callable "D" warrants at $1.625 to purchase 500,000 shares of Common Stock to investors in connection with a secured bridge loan. The fair market value of the 500,000 shares of common stock is being amortized over the term of the loan as a debt discount.

In October 2001, the Company issued 150,000 shares of common stock to outside consultants for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to the issuance of the shares, the Company recorded $42,000 in selling, general and administrative expenses in the statement of operations.

In November 2001, options to acquire 50,000 shares at $0.50 per share, 50,000 shares at $1.00 per share, 50,000 shares at $1.50 per share, 50,000 shares at $2.00 per share and 100,000 shares at $2.50 per share were issued to an outside consultant of the Company for services. The options expire in November 2004. The fair value of the options on the grant date was $53,748 calculated using the Black-Scholes Option Pricing Model.

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

5.             STOCK BASED COMPENSATION (Cont'd)

In August 2001, the Company issued options to acquire 110,000 shares of common stock to employees of the Company. These options are exercisable at $0.25 per share, the market price on the date of grant and vest 100% upon grant. The options expire in August 2004. The fair value of the options on the grant date was $21,180 calculated using the Black-Scholes Option Pricing Model.

In October 2001, the Company issued options to acquire 120,000 shares of common stock to employees of the Company. These options are exercisable at $0.28 per share, the market price on the date of grant and vest over a one-year period. The options expire in October 2004. The fair value of the options on the grant date was $19,858 calculated using the Black-Scholes Option Pricing Model.

In October 2001, the Company issued options to acquire 170,000 shares of common stock to employees of the Company. These options are exercisable at $0.42 per share, the market price on the date of grant and vest over a six month period. The options expire in October 2004. The fair value of the options on the grant date was $42,198 calculated using the Black-Scholes Option Pricing Model.

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

Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:



                                          For the Nine Months
                                          Ended December 31, 2001

              Proforma Net Loss           ($1,850,040)
              Proforma Loss Per Share     ($0.21)
              Risk Free interest rate     5.0%-6.11%
              Expected lives              3-5 years
              Expected volatility         85.47%-132.28%

For purposes of these proforma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

SECURED BRIDGE-LOAN

The bridge-loan is secured by assets of the Company and bears interest at 10% per annum. The loan is convertible to common stock or may be repaid from a future financing at the option of the Company. The loan had a due date of December 31, 2001. Waivers have been obtained from loan participants to extend the maturity of the loan to February 28, 2002. Terms of the loan required the Company to file a Registration statement in August 2001 with the Securities and Exchange Commission to register the securities.

SUBSEQUENT EVENTS

On January 12, 2002, 25,000 shares were granted to an employee of the Company.

On January 28, 2002, the services of Sunrise Securities Corp. (Sunrise) were retained. Sunrise is an investment banking company and will be assisting the Company in various financing matters. For their services, warrants to purchase 350,000 shares of common stock were issued to Sunrise. Such warrants are exercisable at any time prior to January 28, 2005 at $0.01 per warrant.

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

The Company continues implementation of its GLOBALeMED system on a country-by-country basis. While the growth and further development of the GLOBALeMED system remains an important focus, the sales and marketing effort has been concentrated on and is still dependent upon traditional distributors. Further enhancements have been made to the GLOBALeMED system, to improve functionality, navigability and ease of use. Although currently less than 1% of our sales are derived from direct purchases over the Internet, the GLOBALeMED system serves as a significant lead generator for new business, recruitment of new distributors and existing distributor sales.

It is particularly important in providing online technical support and as a marketing tool to facilitate efficiency in product selection, product evaluation and pricing.

RESULTS OF OPERATIONS

Revenues. Revenues were $209,918 and $1,712,430 for the three months ended December 31, 2001 and the nine months ended December 31, 2001, a decrease of 28% compared to the three-month period ended December 31, 2000 and an increase of 20% compared to the nine-month period ended December 31, 2000. The following table details the sales breakdown by geographic region:

                       For the Three Months Ended               For the Nine Months Ended
(000's)                December 31, 2001   December 31, 2000    December 31, 2001    December 31, 2000
                       ------------------  -----------------    -------------------  -------------------

South America          $              118  $             144    $               907  $               823
Caribbean                              34                 48                    326                  186
Eastern Europe                         17                 19                    120                   76
Domestic                                8                 17                     98                   77
Middle East and Africa                 19                 57                     95                   79
Western Europe                         13                  8                     69                   68
Pacific Rim                             1                  -                     50                   67
Central America                         -                  -                     47                   51
                       ------------------  -----------------    -------------------  -------------------
Total Revenue          $              210  $             293    $             1,712  $             1,427
                       ------------------  -----------------    -------------------  -------------------
                       ------------------  -----------------    -------------------  -------------------

South America, the Caribbean and Eastern Europe are the strongest markets for the Company and in combination accounted for 80% of total revenue for the three months ended December 31, 2001, and 79% for the nine months ended December 31, 2001 compared to 72% and 76% for the same periods in the prior year. The reduction in revenues is attributable to a tougher macro-economic operating environment in a number of markets we sell to. This is made even more difficult as the Company's focus is the emerging markets. The uncertainties in financial markets in South America, which represents 56% of our current quarter revenues and 53% of our revenues for the nine months ended December 31, 2001, has led to a contraction in purchases by our customers.

As further described in liquidity and capital resources, the Company's ongoing lack of liquidity has also negatively impacted its ability to fill orders and ship product.

Sales Returns have historically, and continue to be insignificant. The return rate as a percentage of sales is anticipated to remain at a low percentage.

Gross Profit. The Company's gross profit on product sales decreased to $20,547 for the three months ended December 31, 2001 from $58,593 for the three months ended December 31, 2000 and decreased to $300,872 from $332,141 for the nine months ended December 31, 2001 and 2000, respectively. Gross profit as a percentage of sales decreased to 9.8% for the three months ended December 31, 2001 from 20.0% in the comparable quarter of 2000 and to 17.6% from 23.3% for the nine months ended December 31, 2001 and 2000.

The margin for the quarter and the nine month period was negatively impacted as a result of management's continuing efforts to move certain categories of inventory that are considered as non-core inventory. While these inventory items will continue to be offered to customers, management has taken the position that these will be special order items and will not be held in inventory. The lower margins also reflect the increasingly difficult market conditions that we need to contend with as a result of the strength of the United States dollar and less favorable market conditions in many of the foreign markets that we sell to.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $418,469 for the three months ended December 31, 2001 from $542,410 for the three months ended December 31, 2000 and increased to $1,643,983 from $1,630,815 for the nine months ended December 31, 2001 and 2000. This category of expense should continue to decrease as a percentage of revenue going forward as: (1) cost cutting measures already implemented minimize the increase in overhead (2) revenue growth outpaces the growth in overhead.

Net Loss. The Company incurred a net loss of $508,590 or $(0.05) per share for the three months ended December 31, 2001 and reported a net loss of $469,505 or $(0.08) per share for the comparable period in 2000 and a net loss of $1,679,908 or $(0.20) per share and a loss of $1,393,110 or $(0.28) per share for the nine months ended December 31, 2001 and 2000. An extraordinary gain of $35,564 and an extraordinary charge of $53,851 were included in the three and nine months ended December 31, 2000. Excluding the effect of the extraordinary items, the operating loss for the three months ended December 31, 2000 was $505,069 or $(0.08) per share and was $1,339,259 or $(0.27) per share for the nine months ended December 2000.

Financial Condition

At December 31, 2001, the Company had cash and cash equivalents of $14,415 compared to $283,429 at March 31, 2001. The Company had negative working capital of $831,129 and positive working capital of $318,727 at December 31, 2001 and March 31, 2001 respectively. The Company had current assets of $1,063,560 and shareholders' deficit of $392,480 at December 31, 2001. This compares to current assets of $1,314,984 and stockholders equity of $710,734 at March 31, 2001.

Liquidity and Capital Resources

Since beginning operations in February 1997, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future until it is able to generate sufficient revenues from product sales to sustain its operations and fund expenditure related to future growth. The Company has also undertaken a review of all expense items and initiated cutbacks in various areas. The current lack of liquidity has negatively impacted the Company's revenues in the current quarter and will continue to do so until financing is obtained. Insufficient liquidity impairs the Company's ability to properly stock products that are being ordered by customers. The inventory mix on hand does not always match the product mix ordered by customers . Continued efforts are underway to liquidate "non-core" and slow moving inventory and to better match inventory on hand to current customer demand.
As mentioned in note 6 to the financials, the $500,000, 10% secured bridge loan is due on February 28, 2002. The loan is convertible to common stock or may be repaid from a future financing at the option of the Company. There can be no assurance that loan holders will accept conversion to common stock or that the Company will have financing in place to repay the loan.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

In October 2001, the Company issued 150,000 shares of common stock to outside consultants for services rendered. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In November 2001, options to acquire 50,000 shares at $0.50 per share, 50,000 shares at $1.00 per share, 50,000 shares at $1.50 per share, 50,000 shares at $2.00 per share and 100,000 shares at $2.50 per share were issued to an outside consultant of the Company for services. The options expire in November 2004. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

On January 28, 2002, the Company issued warrants to Sunrise Securities Corp. to purchase 350,000 shares of common stock. Such warrants are exercisable at any time prior to January 28, 2005 at $0.01 per warrant. The holder of such warrants was granted demand and piggyback registration rights with respect thereto. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.        OTHER INFORMATION.

        The $500,000 aggregate amount of bridge loans which were issued in July 2001 was due and payable on December 31, 2001. This loan is secured by all the assets of the Company and is convertible to common stock or may be repaid from a future financing at the option of the Company. The Company is currently in default of such loan, but has obtained waivers from all the loan participants to extend the maturity of the loan to February 28, 2002. There is no assurance that the Company will have the resources to repay the loan by such date.

        Effective February 14, 2001, Paul Kamps, VP Finance and Administration, resigned from all his positions with the Company.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        None.

(b)     Reports on Form 8-K

        During the quarter ended December 31, 2001, the Company filed one Current Report on Form 8-K. On November 20, 2001, the Company filed a Form 8-K with respect to the transaction with Caldon Biotech, Inc. Such disclosure was made under Item 5, Other Events, and there were no financial statements filed in connection with such report.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WORLD DIAGNOSTICS INC.


Date: February 19, 2002                     By: /s/ Walter.V. Usinowicz Jr.
                                               ---------------------------
                                            Walter. V. Usinowicz Jr.
                                            Chief Executive Officer
                                            (Principal Executive Officer
                                            and Principal Financial Officer)