Form 10KSB
period 2002-03-31
WORLD DIAGNOSTICS INC
filed 2002-07-15
CIK 1066795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark  One)

      _X__  Annual  report  under  Section  13 or 15(d) of the  Securities

      Exchange Act of 1934 for the fiscal year ended ------- March 31, 2002

                                       OR

      ___ Transition report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from __________ to __________

                         Commission File Number: 0-27627

                             WORLD DIAGNOSTICS INC.
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                   65-0742342
                 --------                                   ----------
  (State or Other Jurisdiction of            (IRS Employer Identification No.)
  Incorporation  or  Organization)

               16250 N.W. 59th Avenue, Miami Lakes, Florida 33014
               --------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (305) 827-3304

        Securities Registered Pursuant to Section 12(b) of the Act: None

  Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                 $.001 par value


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     The  issuer's  revenues  for  its most recent fiscal year were $ 2,051,167.

     The aggregate market value of 10,241,704 shares of the Company's common stock held by non-affiliates was $1,843,506 as of July 15, 2002. The market value of the shares was calculated based on the closing sales price of a share of common stock on The OTC Bulletin Board Market on such date.

     As of July 15, 12,264,594 shares of the registrant's common stock, par value $.001 per share, were outstanding.

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No _____

     Not  Applicable.

     Transitional  Small  Business  Disclosure  Format     Yes_____  No     X__

                             WORLD DIAGNOSTICS INC.
                                     10-KSB
                                TABLE OF CONTENTS

PART  I
-------

ITEM  1.     Description  of  Business                                        4
ITEM  2.     Description  of  Property                                       14
ITEM  3.     Legal  Proceedings                                              14
ITEM  4.     Submission  of Matters to a Vote of Security Holders            14


PART  II
--------

ITEM  5.     Market For Common Equity And Related Stockholder Matters        14
ITEM  6.     Management's Discussion And Analysis or Plan of Operation       19
ITEM  7.     Financial  Statements                                           25
ITEM  8.     Changes  in  And  Disagreements  With  Accountants  on
             Accounting Financial  Disclosures                               25


PART  III
---------

ITEM  9.     Directors, Executive Officers, Promotors and Control Persons;
             Compliance  with  Section  16(a)  Of  the  Exchange  Act        26
ITEM  10.    Executive  Compensation                                         31
ITEM  11.    Security Ownership of Certain Beneficial Owners and Management  32
ITEM  12.    Certain  Relationships  and  Related  Transactions              34
ITEM  13.    Exhibits  and  Reports  on  Form  8-K                           35

     Exhibit  Index                                                          35
     Signatures                                                              37

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

    World Diagnostics, Inc. (the "Company") (OTCBB: WDGI), based in Miami Lakes, Florida, is an early stage business that began operations in February 1997 for the purpose of servicing the growing international demand for medical diagnostic tests and laboratory products.

     The Company is a single source supplier and exporter of approximately 1,000 Company branded, as well as Brand Name medical diagnostic test kits and laboratory products, of which approximately 110 of these products represent approximately 84% of the Company's revenues. The products are marketed through the Company's website, www.GLOBALeMED.com (which is also accessible through its other Internet addresses: www.labtestkits.com and www.worlddiagnostics.com), and its distributor network.

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

         The Company sells its medical diagnostic test kits and laboratory products primarily through a network of 96 distributors covering 88 countries, as well as through its website. The Company's GLOBALeMED business to website serves as the Company's e-commerce solution for medical professionals to purchase medical diagnostic products and access critical data and technology support online. The GLOBALeMED system is a worldwide multilingual, multi-cultural platform utilized by the Company's distributors to serve hospitals, clinical laboratories, physician's offices and certain pharmacies primarily in emerging market nations.

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

     In September 1999, the Company began the design of its GLOBALeMED e-commerce solution system, which became operational in November 1999. Local sites were launched in Chile and Romania in February 2000, and in South Africa in March 2000. As of March 2002, the Company has established thirty such localized websites. In South America, sites have been established for Argentina, Chile, Columbia, Guyana, Nicaragua, Paraguay, Peru, Uruguay and Venezuela. In Europe, sites have been established for Italy, Poland and Austria. In Eastern Europe, sites have been established for Romania, the Czech Republic, Austria and Hungary. In the Caribbean, sites have been established for Jamaica, Trinidad and Tobago, Dominican Republic, Aruba, Antilles, Grenada and Barbados. In Africa and the Middle East, sites have been established for South Africa, Saudi Arabia and Egypt. In Asia, localized websites are active in Vietnam, South Korea and Hong Kong.

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

     The Company's revenues are derived primarily from South America, the Caribbean and Eastern Europe, with the European Common Market, Asia, the Middle East and Africa representing the Company's secondary source of revenues. The Company's largest customer accounted for approximately 12% of the Company's revenues in the years ended March 31, 2002 and 2001. The Company's annual sales were $2,051,167 in fiscal year 2002, from approximately $2,203,534 in fiscal year 2001.

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

     The Company's GLOBALeMED system is comprised principally of the following elements:

        - Industry  Focused  Transactional  Website
        - Online  Technical  Support  and  Training  Aids
        - Live  Inventory  Integrated  to  Company's  Accounting  Systems
        - Multi-lingual/Multi-cultural  Navigation
        - Medical  News  and  Information  throughout  the  World
        - Community  of  Professional  Interests
        - Global  and  Localized  Website  Orientation
        - Links  to  Other  Websites  for  Authoritative  Data

     The Company's transactional website is secure, easy to use and highly functional for ordering products. The Company's GLOBALeMED solution connects users with global health organizations providing authoritative information from an international database concerning clinical studies and patient results, disease states and healthcare conditions. In addition, it has a resource program for frequently asked questions. The Company's website is user-friendly, with a qualifying questionnaire that captures valuable information about customer purchasing patterns, preferences and interests. This data is automatically added to the Company's database to improve customer service and future data mining.

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

     The Company is continuing to establish its GLOBALeMED system in certain target countries where management believes that its products will be in high demand. The GLOBALeMED system is creating a growing customer base in the thousands by providing efficient online purchasing options, technical support, valuable information and industry news, and a community of interests where professionals can access data, obtain educational material and derive other benefits. Customers are able to access the Company's global home page or a local website that is adapted to local culture, languages and practices. The shopping cart option functions on a transparent basis to facilitate centralized purchasing. The shopping cart appears to the customer to be localized, while at the same time offering the option to visit the Company's global website and home page, or access the Company's GLOBALeMED websites in various other countries.

     The Company's centralized purchasing from its suppliers is based upon orders projected and received. Buying patterns differ around the world due to different disease states, environmental and cultural biases. Accordingly, forecasting levels of production from the Company's manufacturing network to meet sales expectations are closely monitored in terms of amounts, types of products, inventory requirements and timing of delivery. The Company recently installed a new accounting system and has integrated information from its manufacturers and suppliers with its sales forecasts and inventory levels, so as to provide prompt delivery to enhance the Company's competitive position.

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

     Direct  Marketing  Initiatives  and  Special  Promotions  for  Local Groups

     Public Awareness Campaigns with Government and Non-Government Organizations

     Partnering  with  Local  ISPs  and Portals on a Global and by Country Basis

     Establishing  Marketing  Alliances  with  Medical  Websites  and Businesses

     MARKET  OVERVIEW

     The 2001 worldwide market for In Vitro Diagnostic ("IVD") test products such as urine, blood and saliva was estimated to be in excess of $20 billion annually, of which approximately 40% is in the US, 26% is in Europe, 12% is in Japan and 22% is in recently developed economies and emerging market countries. (Source: Diagnostic Consulting Group, from a report commissioned by us). The moderately developed and emerging markets, whose aggregate market size is approximately $4.2 billion, has two components: public and private sectors It is estimated that nearly 95% of this market is derived from imports (Source: U.S. Department of State 1999). Tests for infectious diseases performed in emerging markets are about 70% of the total market, with growth in infectious disease tests exceeding 18% per annum. Of people worldwide who are HIV positive, 95% are in emerging markets or developing countries.

     Diagnostic  product  sales  are  driven  by  several  factors,  including:

- The need for easier methods to diagnose disease states or medical disorders so as to enable effective physician response to the patient.

- Recognition that diagnostic products afford early detection of diseases or medical disorders.

- Prompt response to increases in infectious disease disorders through rapid diagnosis and isolation of infectious individuals.

- Government policies to contain (decrease) costs to the medical and social system and to contain epidemic situations.

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

     In moderately developed economies and emerging markets, price, availability of products, ease of use and technical support are of major importance. The highest diagnostic priority in moderately developed economies is improvement in the efficiency and quality of physician care. In the emerging markets it is to identify and contain infectious disease disorders. In both markets, price, delivery time, technical support and prompt response to inquiries are important. In these emerging markets an increasing amount of funds are being provided by governments and development organizations, such as UNICEF, USAID, the World Bank and the IMF, for the use of rapid diagnostic testing, often at point of care or on-site, to identify and isolate infectious individuals. This policy is driven by the need to minimize costs to the medical and social system for the general health and welfare improvement of populations as well as containing epidemic situations. Moreover, population control is the second largest growth area in diagnostic product sales behind infectious diseases for the emerging markets countries. International funding of rapid diagnostic products for pregnancy and ovulation detection is also supported by UNICEF, USAID, the World Bank and the IMF.

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

-    Qualitative  Rapid  POC  Diagnostic  Tests
     ------------------------------------------
     Product brand names "Smart Check" and "Smart Strip" for HIV, Syphilis, Ovulation, Pregnancy, Drugs of Abuse, and others tests used for infectious and immune complexes.

-    Quantitative  Laboratory  Tests
     -------------------------------
     Product brand name "Avantage" ELISA kits for blood banking, hormones, cancer markers, infectious diseases, allergy, fertility, gastrointestinal, immune and other disorders.

-    Routine  Urine  and  Latex  Agglutination  Tests
     ------------------------------------------------
     These products are demanded in emerging markets, offer lower sensitivity; but are preferred by some governments because they are inexpensive.

-    Clinical  Chemistry  Reagents
     -----------------------------
     This product group is fundamental to all laboratory operations. While it is mature, it continues to be a widespread mode of clinical testing.


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

     MANUFACTURING

     The Company obtains IVD products through various contract arrangements with approximately 15 primary manufacturers and suppliers. The Company inspects and tests for quality control upon receipt of these products and periodically conducts field audits of its suppliers to insure conformity to specifications and delivery schedules. These products come in many forms, such as enzymatic clinical chemistry products, quantitative immunodiagnostic assays and rapid immunodiagnostic products for POC and detection of human medical conditions and illnesses.

     It is the Company's responsibility to verify that each product purchased from various suppliers is in conformity with FDA requirements. The Company maintains fully complaint FDA quality control labs and conducts audits of the Company's suppliers and contract manufacturers to verify that the Company specifications are met.

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

         As of July 15, 2002, the number of distributors has increased to 96 including the 25 GLOBALeMED representatives, from a total of 88 distributors in the prior year. The Company continues to drive its traditional distribution model until such time as worldwide acceptance emerges for online commerce which will allow for the expansion of the interactive shopping and informational website. Our non-distributor direct end-user customer base grew to 95 from 55 in the prior year. Since the establishment of the Company's website, the Company has generated a substantial database of new customer leads and information for sales and marketing, of which the majority are distributor prospects that are screened and cultivated through e-mail and fax.

     Through its website, the Company attracts new distributors who offer the capability for the Company to distribute increasing volumes of its products, promote the Company's brand name in the distributors' respective countries and service end-user customers. At present, a substantial portion of the Company's sales are derived from the Company's distributor base, many of which use the Company's website to place orders or to promote the Company's product line. The Company has its highest concentration of revenues from distributors in South America, the Caribbean, Eastern Europe and Middle East and Africa. These regions accounted for approximately 90% of the Company's current year revenues and 92% of revenues for the year ended March 31, 2001.

         The Company plans to continue to recruit distributors in order to increase sales and market penetration and use its distributor network as a means to expand its GLOBALeMED system on a country-by-country basis. The Company is concentrating on those countries and geographic regions where it believes that it will have the greatest opportunity to establish growing market share and critical mass for its GLOBALeMED system. To date, the Company has established thirty such websites. Local websites created for the Company's distributors will be maintained by the Company. In addition to providing localized services and information, the Company will serve as a portal to other websites aligned with the Company's GLOBALeMED system. These distributors are becoming logistical support centers and serve as selling organizations to promote end users to utilize the Company's e-commerce solution. The distributor network facilitates and drives transactions through the local website to the Company's global website, where orders are centrally processed. Distributors are able to keep track of order status and fulfillment on a localized basis.

     The Company concentrates on selling medical diagnostic test kits that have significant repeat business. Once a customer's laboratory has standardized its test menu and reference ranges for the Company's products, the Company generally continues to be the provider of choice because of the need to maintain consistent accurate test results.

     CUSTOMERS

     The Company has successfully converted many of its accounts to online purchases through its GLOBALeMed e-commerce solution. The number of new online customers has also increased and management expects this number to grow at different rates, depending upon various factors within each country. Approximately 71% of sales are to distributors and 29% of sales are direct to end-users (i.e., clinics, laboratories, hospitals, physicians' offices). The Company is actively marketing direct end users of its products and makes presentations at medical conferences and trade shows worldwide.

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

GOVERNMENT  REGULATION

     The Company currently maintains an FDA certified Good Manufacturing Practices facility and has FDA approval for 192 of the approximately 1,000 products it offers for sale. The Company has an FDA Registration Certificate of Foreign Commerce for its FDA approved products. The Company also has Certificates of Exportability 801(e) for all non-FDA approved products which are provided by the Company to distributors who have represented to the Company that such Certificates of Exportability permit the sale of the Company's products in the respective countries. The Company believes that the export of these products is in compliance with applicable foreign law. An insignificant amount of the Company's products are sold within the US which are subject to the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, as amended and/or provisions under the Safe Medical Act of 1990, which governs the manufacture and marketing of medical devices, including in vitro diagnostic test kits. In addition to the foregoing, the Company's present and future operations or products may be subject to regulation under the Occupational Safety and Health Act, Environmental Protection Act, Resource Conversion and Recovery Act, Toxic Substances Control Act, Clinical Laboratory Improvement Act and other present or possible future legislation and regulations, as well as by governmental agencies with regulatory authority relating to the Company's business. WDI obtained ISO9001 certification during the fiscal year 2002.

     EMPLOYEES

     As  of  July  15,  2002  the  Company  has  a  total  of  10  employees.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

                                     PART II
                                     -------


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Commencing third quarter 1998, the Company's common stock began trading on the Over The Counter Bulletin Board under the trading symbol "WDGI." The price set forth below reflects inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. The prices in the table below represent the high and low sales price for the common stock as reported on the OTC Bulletin Board Market for the periods presented.

2000                              HIGH       LOW
----                              ----       ---
Quarter  Ending  March  31        11.25      9.13
Quarter  Ending  June  30         11.50      1.75
Quarter  Ending  September  30     4.88      2.00
Quarter  Ending  December  31      2.19      0.75

2001
----
Quarter  Ending  March  31         1.19      0.50
Quarter  Ending  June  30          0.75      0.19
Quarter  Ending  September  30     0.28      0.26
Quarter  Ending  December  31      1.24      0.86

2002
Quarter  Ending  March  31         0.51      0.26
Quarter  Ending  June  30          0.75      0.19

     The last reported sales price of the common stock on July 15, 2002 was $0.18 per share. The number of disclosed record holders of the Company's common stock was 160 on July 15, 2002. The Company estimates that there are in excess of 500 shareholders of our common stock.

     As of July 15, 2002, the Company is authorized to issue up to 25,000,000 shares of common stock, par value $.001 per share, of which 12,264,594 shares are issued and outstanding, and 5,000,000 shares of preferred stock, par value $.001 per share, none of which are issued. Of the outstanding shares, 2,144,000 are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").


     DIVIDENDS

     The Company has never declared or paid any cash dividends on its common stock nor does the Company anticipate paying any in the near future. Furthermore, the Company expects to retain any future earnings to finance the operations and expansion of the Company. As of June 30, 2002, there are no restrictions on the common stock that limit the ability of the Company to pay dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available and to share pro rata in any distribution to the stockholders. Upon liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock. The outstanding shares of common stock of the Company are not subject to further call or redemption and are fully paid and non-assessable.

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

     On June 1, 2000, the Company issued 8,199 shares of common stock to the fifteen individuals in consideration for an extension of and the forbearance of interest on promissory notes in the amount of $410,000. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

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

     On February 15, 2001, the Company issued warrants to purchase 15,000 shares of common stock, at an exercise price of $1.00 per share, to the Chief Financial Officer of the Company in consideration for financial services rendered. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act. The Company had offered the right to purchase warrants to acquire 98,500 shares of common stock. As of the date of this report, no rights to purchase warrants have been exercised.

     On March 31, 2001, the Company granted 25,000 shares of common stock in consideration for services rendered to the company by the former Chief Operations Officer.

     In June 2001, options to acquire 155,000 shares at $0.25 per share were issued to directors for services. The options expire on June 30, 2006. The fair value of the options on the grant date was $25,458 calculated using the Black-Scholes Option Pricing Model.

     In June 2001, options to acquire 260,000 shares at $0.25 per share were issued to outside consultants of the Company for services. The options expire on June 20, 2006. The fair value of the options on the grant date was $42,704 calculated using the Black-Scholes Option Pricing Model.

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

     In July 2001, the Company issued 500,000 shares of common stock, 500,000 callable "C" warrants to purchase 500,000 shares of common stock at $1.375 and 500,000 non-callable "D" warrants at $1.625 to purchase 500,000 shares of common stock to investors in connection with a secured bridge loan. The fair market value of the 500,000 shares of common stock is being amortized over the term of the loan as a debt discount. The restricted stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded
$105,000 in selling, general and administrative expenses in the statement of operations. The options were given no value as calculated using the Black-Scholes Option Pricing Model.

     In October 2001, the Company issued 150,000 shares of common stock to outside consultants for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $31,500 in selling, general and administrative expenses in the statement of operations.

     In November 2001, options to acquire 50,000 shares at $0.50 per share, 50,000 shares at $1.00 per share, 50,000 shares at $1.50 per share, 50,000 shares at $2.00 per share and 100,000 shares at $2.50 per share were issued to an outside consultant of the Company for services. The options expire in November 2004. The fair value of the options on the grant date was $53,748 calculated using the Black-Scholes Options Pricing Model.

     In January 2002, the Company issued 49,000 shares of common stock to outside consultants for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $20,580 in selling, general and administrative expenses in the statement of operations.

     In March 2002, the Company issued 500,000 shares of common stock to outside consultants as a retainer for their services in the future and 30,000 shares of common stock to outside consultants for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded unearned services of $131,250 and selling, general and administrative expenses of $7,875 in the statement of operations.

     In March 2002, the Company issued options to acquire 1,700,000 shares of common stock at $0.15 per share expiring over the next 18 months. The fair value of the options on the grant date was $441,881 calculated using the Black-Scholes Option Pricing Model. The Company recorded unearned services at March 31, 2002.

     In March 2002, the Company completed a private placement of $43,426 consisting of 1,133,000 shares of common stock, $0.15 per share, net of issuance costs.


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

     OVERVIEW

     For the year ended March 31, 2002, the Company continued implementation of its GLOBALeMED system on a country-by-country basis. While the growth and further development of the GLOBALeMED system continues to be an important focus, the sales and marketing effort has been concentrated on and is still dependent upon traditional distributors. The Company signed its first online purchasing agreement with The Caribbean Society of Medical Technologists, CASMET, for direct sales to all members throughout fourteen Caribbean countries. During the year, further enhancements were made to the GLOBALeMED system, to improve functionality, navigability and ease of use. Although currently less than 1% of the Company's sales are derived from direct purchases over the Internet, the GLOBALeMED system serves as a significant lead generator for new business, recruitment of new distributors and existing distributor sales. It is particularly important in providing online technical support and as a marketing tool to facilitate efficiency in product selection, product evaluation and pricing.

     RESULTS  OF  OPERATIONS

     REVENUES

     Company revenues for the year ended March 31, 2002 decreased by 7% to $2,051,167, from $2,203,534 for the year ended March 31, 2001. The decrease in revenues was attributable to (i) a decrease in product sales to government contracts (ii) capital constraints and (iii) a lower level of sales to existing customers.

     The following table details revenue breakdown by geographic region (in 000's) for the year ended March 31, 2002 and 2001:

                                        For  the  Year  Ended
                              March  31,  2002          March  31,  2001
                              ----------------          ----------------

South  America                      $  885                $  841
Domestic*                              380                    92
Caribbean                              353                   517
Eastern  Europe                        125                   247
Middle  East  and  Africa              105                   321
Western  Europe                        100                    52
Central  America                        60                    47
Pacific  Rim                            43                    87

     Total  Revenue                 $2,051               $ 2,204

     South America, the Caribbean, Eastern Europe and Middle East and Africa are the strongest established distributor markets and in combination accounted for 90% of total revenue for the year ended March 31, 2002 compared to 92% of total revenue for the year ended March 31, 2001. The lower percentage contribution of total revenues for these markets points to the strong growth in both the number of distributors and volume of sales in other markets that the Company sells to and these regions should continue to account for an increasing percentage of total revenue going forward.

*Represents  sales  in  Africa  through  domestic  distributors.


     The following table details revenue breakdown by product group (in 000's) for the year ended March 31, 2002 and 2001:

                                         For  the  Year  Ended
                              March  31,  2002          March  31,  2001
                              ----------------          ----------------

Qualitative  Rapid  Point            $1,007                 $ 779
of  care  Diagnostic  Tests

Laboratory  Equipment                   400                   289

Miscellaneous  Laboratory  Supplies     200                   133

Quantitative  Laboratory  Tests         277                   332

Urine  &  Latex  Agglutination  Tests    84                   308

Clinical  Chemistry  Reagents            83                   363

     Total  Revenue                  $2,051                $2,204


     Sales of qualitative rapid point of care diagnostic tests continued to show strong growth as a product category, increasing to 49% of revenues, for the year ended March 31, 2002, compared to 35% of revenues, for the year ended March 31, 2001. Laboratory equipment product revenues grew to 20% of revenues, compared to 13% of revenues for the year ended March 31, 2002 and 2001 respectively. Laboratory equipment also accounted for the largest increase in revenue in absolute dollar terms for any product category outside of the qualitative rapid point of care product group. These two product categories are expected to continue as the primary drivers of overall revenue growth both in dollar terms and as a percentage of overall revenue. Booked sales after September 11 were adversely affected by the Company's lack of capital that restricted its ability to purchase goods and fulfill orders. Lack of capital has resulted in reduced shipments and increased backlogs of which 50% dissipated as a result of the Company's inability to acquire external funding. In the future, revenues of the clinical chemistry reagent category are expected to grow at the same rate as laboratory equipment product revenues because of the use of these products when running laboratory equipment. Revenues from the other product categories will show growth in dollar terms but at lower growth rates, resulting in these product categories comprising lower percentages of total revenue.

     Fluctuations in the absolute dollar amount of revenue for each of the six main product groups during the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 were caused by:

-    the  varying  need  for  particular  product groups in different countries;

- the addition of new distributors who chose to focus their efforts in certain product groups;

-    the  number  of  distributors  in  a  given  country during such years; and

-    the  Company's  marketing  strategy.


     The Company's marketing strategy is also the primary reason for the growth in the qualitative rapid point of care diagnostic test product group, both in absolute terms and as a percentage of total revenue. The marketing strategy has affected the growth of other product groups to varying degrees.

     Sales returns have historically been, and continue to be insignificant. Because of extensive product quality control and review, which is conducted prior to product shipment, the return rate as a percentage of sales is anticipated to remain at a low percentage.

     The Company's gross profit on product sales decreased to $316,100 in 2002 from $450,899 in 2001. This decrease in gross profits was attributable to a decrease in sales. Gross profit as a percentage of sales decreased to 15.4% during the current year, from 20.5% in the prior year. The lower gross profit margin was the result of selling slower moving inventory at lower prices, increased competition, and the effects on the economy after the attacks on September 11, 2001. Furthermore, macro-economic events in international markets, for example the strengthening of the United States dollar against foreign currencies, as well as localized financial conditions in certain South American countries have put pricing pressure on the Company's dollar denominated product sales.

     Selling, general and administrative expense increased to $2,386,330 for the year ended March 31, 2002 from $2,330,988 for the year ended March 31, 2001. The increase in these expenditures is not considered significant

     The net loss for the year ended March 31, 2002 was $2,421,453 or ($0.27) per share compared to a net loss of $1,966,611 or $(0.35) per share for the prior year. The net loss increased as a result of lower margins achieved in the current year and an increase in selling, general and administrative expenses. Non-cash charges associated with an extraordinary item of $0 and $53,851 were included in the years ended March 31, 2002 and 2001 respectively. Excluding the effect of this extraordinary item, the operating loss increased to $2,421,453 or ($.27) per share in 2002 from $1,912,760 or ($0.34) per share for the same period in 2001.

     FINANCIAL  CONDITION

     The Company had cash and cash equivalents of $72,843 at March 31, 2002 compared to cash and cash equivalents of $283,429 at March 31, 2001. The Company had total current assets of $486,803 and total current liabilities of $1,821,113 at March 31, 2002. The Company had total shareholders' deficit of $990,753 at March 31, 2002. This compares to total current assets of $1,314,984 and total current liabilities of $996,257 at March 31, 2001, as well as total shareholders' equity of $710,734 at March 31, 2001.

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

     Cash used in operating activities was $666,973 for the year ended March 31, 2002 and $1,901,377 for the year ended March 31, 2001. Cash utilized in investing activities was $95,003 for the year ended March 31, 2002, and $170,996 for the year ended March 31, 2001 and related to the purchase of property and equipment.

     Net cash provided by financing activities was $551,390 for the year ended March 31, 2002 and $2,274,985 for the year ended March 31, 2001 arising primarily from the proceeds from debt and common stock issuances in the year ended March 31, 2002 and from the proceeds of common stock issuances in the year ended March 31, 2001.

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

         Our  operations  could  also  suffer:

          - if we are unable to obtain licenses from third parties for the components of our products,

          - if our products liability insurance is not sufficient to cover damages from any claim that may be asserted against us,

          - if we are unable to compete as the technology in the diagnostic test kit field rapidly changes,

          - due to our need to rely on telecommunications infrastructures in foreign countries in order to increase our operations, and due to the regulatory and political risks of doing business in foreign countries.

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

     The report of the Company's independent certified public accounts in connection with our audited financial statements as of March 31, 2002 and March 31, 2001 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. These factors include recurring net losses since inception and uncertainty surrounding future equity financing through anticipated offerings.

     The Company has received financing commitments for $500,000, which is in the form of a stock subscription. Though all conditions to close on such proposal have not been satisfied, management believes that it will satisfactorily conclude this financing. The company is in discussions with several strategic investors concerning equity financing. While there can be no assurance that the foregoing financing options will be concluded.

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements listed in the accompanying Index are filed as part of this report. See Index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURES.

     None.

                                    PART III
                                    --------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTORS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     (a) The names, ages and positions of all executive officers of the Company as of June 30, 2002 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the annual meeting of stockholders.

     The directors, executive officers and key management employees of the Company are:

NAME                 AGE                   POSITION
--------------------------------------------------------------------------------

Ken  M.  Peters       54     President, Chief Executive Officer and  Director
Barry  Peters         61     Chairman,  Treasurer  and  Director
Russell  N. Fortier   46     Chief  Operating  Officer  and  Vice  President
Kenneth  Lambley      61     Vice  President  -  Sales  and  Marketing
Richard  P. Humbert   57     Director
Nava  Swersky Sofer   40     Director
Eliot  R. J. Kalter   50     Director


     Ken Peters. Mr. Peters has served as our President and Chief Executive Officer since its inception in February 1997. Mr. Peters received a B.A. in Business and Economics from the City University of New York and his M.A. in Economics from the University of New Mexico. Mr. Ken Peters and Mr. Barry Peters are brothers.

     Barry Peters. Mr. Peters has served as our Chairman of the Board since October 1998. Mr. Peters is also the Chairman and Chief Executive Officer of MediaVest, Inc. and has been so since April 1997. From February 2000 until July 2001, Mr. Peters served as the Chairman and Chief Executive Officer of Appian Graphics, Inc. and from January 1994 until April 1997, Mr. Peters was the Chairman and Chief Executive Officer of All-Comm Media Corporation. Mr. Peters received a B.A. in Economics from Hofstra University and an MBA in Finance from the Baruch School of Business. Mr. Barry Peters and Mr. Ken Peters are brothers.

     Russell N. Fortier. Mr. Fortier has been our Chief Operating Officer and Vice President since June 2002. From January 2001 until May 2002, Mr. Fortier served as our Vice President of Marketing. Prior to his involvement with the Company, Mr. Fortier was a Partner and Director of FCA Consulting from May 1997 until December 2000 and from January 1993 until April 1997, he was the General Manager of Becton Dickinson. Mr. Fortier received a B.S. from the University of Connecticut and an MBA from the Northwestern University Graduate School of Management.

     Eliot R.J. Kalter. Mr. Kalter has served as our director since April 2001. Since April 1979, Mr. Kalter has acted as a consultant in the field of international economics. Mr. Kalter received his B.A. from the University of

Cincinnati and he holds a Ph.D. in international finance from the University of Pennsylvania and a M.Sc. in international economics from the London School of Economics and Political Science, University of London.

     Kenneth Lambley. Mr. Lambley has served as our Vice President of Sales and Marketing since January 1999. Prior to his involvement with our Company, Mr. Lambley was the International Sales Manager form Seradyn Diagnostics from June 1989 until August 1998. Mr. Lambley earned his pharmaceutical degree from Nottingham District College and his graduate degree from Metropolitan College Institute of Export.

     Richard P. Humbert. Mr. Humbert has served as a Director of the Company since May 2000. Mr. Humbert has been the Director of Information Technologies for Panavision since July 1997. From August 1995 until June 1997 Mr. Humbert was Director of MIS for All-Comm Media Corporation. Mr. Humbert received a B.A. from the University of Maryland.

     Nava  Swersky  Sofer.  Ms.  Swersky  Sofer  has served as a Director of the
Company since December 2000. In 2000, Ms. Swersky Sofer founded Columbine Ventures and currently serves as its Managing Director. In 1999, Ms. Swersky Sofer founded Columbine Capital and served as its Managing Director until the end of 2000. From 1995 until 1998 Ms. Swersky Sofer was a partner of Sanderling Ventures. Ms. Swersky Sofer received her LLB from Tel Aviv University and her MBA from IMD International as well as diplomas from the Sorbonne, the Instituto Trentino and the Goethe Institute.

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table presents certain specific information regarding the compensation of the President of the Company. No executive officer of the Company received an aggregate salary, bonus and other compensation which exceeded $100,000 during each of the fiscal years ended March 31, 2002, 2001 and 2000.


Summary  Compensation  Table

                        Annual Compensation                         Long Term Compensation
                  -----------------------------   -----------------------------------------------------
                                                            Awards                     Payouts
                                                   ------------------------     -----------------------
                                    Other Annual   Securities                     LTIP      All Other
Name and     Year  Salary   Bonus   Compensation   Underlying      Restricted     Payouts   Compensation
Principal                                          Option/ SAR's   Stock Awards
Positions          $        $       $              $               $              $         $
----------- -----  -------  ------  -------------  --------------  -------------  --------  -------------

Ken Peters,  2002   52,000                 0
President    2001   58,000                 0           60,000              0            0           0
             2000   58,000                 0
----------- -----  -------  ------  -------------  --------------  -------------  --------  -------------


OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

     We currently do not have any stock option plans and have issued no options to any of our employees.

EMPLOYMENT  AGREEMENTS

     We currently do not have any employment agreements, termination of employment or change in control arrangements with any of our officers or employees.

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

     The information below is based on 12,264,594 shares of common stock outstanding, 2,250,000 Class A Warrants outstanding and 2,250,000 Class B Warrants outstanding on July 15, 2002. Except as otherwise indicated, all securities are owned directly.

                       Amount  and
                       Nature  of
Name  and  Address     Beneficial  Ownership     Percent  of  Class
------------------     ---------------------     ------------------

Ken  Peters                         717,450                 5.85%
11269  NW  15th  Place
Pembroke  Pines,  FL  33026

Barry Peters/Peters Family Trust   578,000(1)               4.71%
680  Harbor  Street
Suite  600
Los  Angeles,  CA  90064

Kenneth  Lambley                    10,000                     *
6489  Hunters  Green  Court
Indianapolis,  IN  46276



Richard  P.  Humbert               40,000(3)                   *
818-3010  Beach  Street
Venice,  CA  90291

Eliot  R.J.  Kalter                47,440                      *

Nava  Swersky  Sofer                5,000                      *


Trefoil Tech Investors, L.P.    1,650,000(4)(5)             12.43%

All  officers  and  directors
as  a  group (5  persons)       1,387,890                   11.29%

_______________________________

*     Less  than  1%
** Assumes the exercise of the warrants and the sale of the shares of common stock issuable upon exercise of the warrants.

(1) Shares of the Peters Family Trust are included as beneficially owned by Barry Peters.

(2) Includes 10,000 shares of common stock issuable upon exercise of currently exercisable options.

(3) Includes 25,000 shares of common stock issuable upon exercise of currently exercisable options.

(4)  Includes  all  shares of common stock issuable upon exercise of the Class A
     Warrants  and  Class  B  Warrants  held  by  such  securityholder.

(5)  Includes 600,000 shares of common stock held by Trefoil Tech Advisors, Inc.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

      None.

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

EXHIBIT                               DOCUMENT  NO.

3.1  Certificate  of  Incorporation of World Diagnostics, Inc., filed as Exhibit
     2.1  to  Form  10SB12G  filed  on  October  13,  1999.

3.2 Amended and Restated Certificate of Incorporation of World Diagnostics, Inc., filed as Exhibit 3.3 to Form 10SB12G filed on October 13, 1999.

3.3 By-Laws of World Diagnostics, Inc., filed as Exhibit 2.3 to Form 10SB12G filed on October 13, 199 9.

3.4 Amended and Restated Certificate of Incorporation of World Diagnostics, Inc. as filed as Exhibit 3.2 to Form 10-QSB for the quarter ended September 30, 2000.

3.5  Amended  and  Restated  By-Laws of World Diagnostics, Inc. filed as Exhibit
     3.3  to  Form  10-QSB  for  the  quarter  ended  September  30,  2000.

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

11.0 Statement  Re:  Computation  Of  Per  Share  Earnings


16.0 Letter On Change In Certifying Accountants, filed as Exhibit 16 to the Company's 8-K/A filed on January 26, 2001

21.0 Subsidiaries Of The Registrant, filed as Exhibit 21 to the Company's Form 10-KSB for the year ended March 31, 2000

23.1 Consent  of  Gerson,  Preston,  Robinson  &  Company,  P.A.

         (B)     Reports  On  Form  8-K

     No  reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WORLD  DIAGNOSTICS  INC.


Date:     7/15/02                       By:  /s/  Ken  Peters
          -------                      ----------------------------------
                                       Ken  Peters,  Director,  President



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures  and  Title                                   Date
----------------------                                   ----



/s/  Barry  Peters
------------------
Barry  Peters,  Director                                July  15,  2002


/s/  Richard  Humbert
-------------------------------
Richard  P.  Humbert,  Director                         July  15,  2002

Board  of  Directors  and  Shareholders
World  Diagnostics,  Inc.  and  Subsidiary

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of World Diagnostics, Inc. and Subsidiary at March 31, 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Diagnostics, Inc. and Subsidiary as of March 31, 2002 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that World Diagnostics, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

July  12,  2002
Miami  Beach,  Florida                         CERTIFIED  PUBLIC  ACCOUNTANTS

World  Diagnostics  Inc.  and  Subsidiary
Consolidated  Balance  Sheet
at  March  31,  2002



Assets

Current Assets

   Cash and cash equivalents                                                    $    72,843
   Accounts receivable                                                              190,049
   Inventory                                                                        182,977
   Other current assets                                                              40,934
                                                                                ------------
       Total current assets                                                         486,803
Property and equipment, net of accumulated depreciation                             472,332
Other assets                                                                         40,030
                                                                                ------------
      Total assets                                                              $   999,165
                                                                                ============

Liabilities and Shareholders' Deficit

Current Liabilities
   Accounts payable and accrued expenses                                        $ 1,244,845
   Notes Payable                                                                    550,000
   Current portion of obligations under capital leases                               26,268
                                                                                ------------
     Total current liabilities                                                    1,821,113
Deferred rent                                                                       118,750
Obligations under capital leases, net of current portion                             50,055
                                                                                ------------
      Total Liabilities                                                           1,989,918

Shareholders' Deficit
   Common stock; $0.001 par value; 25,000,000 shares authorized
       11,110,476 shares issued and outstanding and additional paid in capital    6,610,822
   Unearned services                                                               (565,171)
   Accumulated deficit                                                           (7,036,404)
                                                                                ------------
     Total Shareholders' deficit                                                   (990,753)
                                                                                ------------
       Total Liabilities and Shareholders' Deficit                              $   999,165
                                                                                ============


Read notes to consolidated financial statements.


World  Diagnostics  Inc.  and  Subsidiary
Consolidated  Statements  of  Operations
Years  Ended  March  31,  2002  and  2001



                                                          2002          2001
                                                      ------------  ------------

Revenues                                              $ 2,051,167   $ 2,203,534

Cost of goods sold                                      1,735,067     1,752,635
                                                      ------------  ------------

Gross profit                                              316,100       450,899

Selling, general and administrative expenses            2,386,330     2,330,988
                                                      ------------  ------------

LOSS FROM OPERATIONS BEFORE INTEREST EXPENSE           (2,070,230)   (1,880,089)

 Interest expense                                        (351,223)      (32,671)
                                                      ------------  ------------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM         (2,421,453)   (1,912,760)

Extraordinary loss on extinguishments of debt                   -       (53,851)
                                                      ------------  ------------
NET LOSS                                              $(2,421,453)  $(1,966,611)
                                                      ============  ============

Basic and diluted common loss per share:
   Loss from operations before extraordinary item     $     (0.27)  $     (0.34)
   Extraordinary item                                           -         (0.01)
                                                      ------------  ------------

   Basic and diluted common loss per share:           $     (0.27)  $     (0.35)
                                                      ============  ============

Weighted average number of common shares outstanding    8,832,317     5,578,137




Read notes to consolidated financial statements.


WORLD  DIAGNOSTICS,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  DEFICIT
YEARS  ENDED  MARCH  31,  2002  AND  2001

                                                             Common Stock And
                                                          --------------------------
                                                          Additional Paid-In Capital
                                                          --------------------------
                                                          Number Of                 Unearned     Accum.
                                                            Shares      Amount     Services      Defict        Total
                                                          ----------  ----------  ----------  ------------  ------------
BALANCE AT MARCH 31, 2000                                 4,281,827   $2,126,305      $   -   $(2,648,340)   $ (522,035)

Issuance of common stock in a private placement               71,440     500,000          -             -       500,000
at $7 per share, net of issuance costs

Issuance of common stock
for services                                                  73,500      62,740          -             -        62,740

Issuance of common stock
to an employee at $1.31 per share                             10,000      13,100          -             -        13,100

Conversion of debt and warrants to equity, through
issuance of common stock                                     396,913     540,248          -             -       540,248

Issuance of common stock in a private placement
at $1 per share, plus issuance of one share for
each warrant exchanged                                       171,440     100,000          -             -       100,000

Issuance of common stock in a private placement
at $1 per share, net of issuance costs                     2,250,000   1,885,171          -             -     1,885,171

Options issued for services                                        -      71,798          -             -        71,798

Options issued for interest                                        -      15,915          -             -        15,915

Options issued to extend debt                                      -       9,758          -             -         9,758

Proceeds of warrant subscriptions                                  -         650          -             -           650

Net Loss                                                           -           -          -    (1,966,611)   (1,966,611)
                                                          ----------  ----------  ----------  ------------  ------------
Balance at March 31, 2001                                  7,255,120   5,325,685          -    (4,614,951)      710,734

Issuance of common stock
to directors at $0.25 per share for services                  50,000       9,375          -             -         9,375

Issuance of common stock at $0.25 per share
for services                                               1,243,356     233,129          -             -       233,129

Issuance of common stock at $0.30 per share
for interest                                                 200,000      45,000          -             -        45,000

Issuance of common stock at $0.28 per share
for interest                                                 500,000     105,000          -             -       105,000

Issuance of common stock at $0.28 per share
for services                                                 150,000      31,500          -             -        31,500

Issuance of common stock at $0.56 per share for services      49,000      20,580          -             -        20,580

Issuance of common stock at $0.35 per share
for current and future services                              530,000     139,125   (131,250)            -         7,875

Issuance of common stock in a private placement
    at $0.15 per share, net of issuance costs              1,133,000      43,426          -             -        43,426

Options issued for future services                                 -     441,881   (441,881)            -             -

Options issued for services                                        -     121,910          -             -       121,910

Options issued for interest                                        -      94,211          -             -        94,211

Amortization of unearned services                                  -           -      7,960             -         7,960

Net Loss                                                           -           -          -    (2,421,453)   (2,421,453)
                                                          ----------  ----------  ----------  ------------  ------------
ALANCE AT MARCH 31, 2002                                  11,110,476  $6,610,822  $(565,171)  $(7,036,404)  $  (990,753)
                                                          ==========  ==========  ==========  ============  ============
Read notes to consolidated financial statements.

World  Diagnostics  Inc.  and  Subsidiary
Consolidated  Statements  of  Cash  Flows
Years  Ended  March  31,  2002  and  2001


                                                                              2002          2001
                                                                          ------------  ------------
Cash flows from operating activities
 Net Loss                                                                 $(2,421,453)  $(1,966,611)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Extraordinary loss on extinguishments of debt                                    -        53,851
   Options issued to extend debt                                                    -         9,758
   Common stock issued for services                                           302,459        75,840
   Common stock issued for interest                                           150,000             -
   Options issued for services                                                121,910        71,798
   Options issued for interest                                                 94,211        15,915
   Depreciation                                                               111,741        46,525
   Amortization of unearned services                                            7,960             -
   Inventory reserve                                                           13,837        29,470
   Loss on disposal of property and equipment                                   1,588        47,133
   Bad debt expense                                                           199,827       169,459
Changes in operating assets and liabilities:
    Accounts receivable                                                       205,208      (373,594)
    Inventory                                                                 160,813      (259,368)
    Other current assets                                                       37,910       (43,467)
    Other assets                                                               91,276      (124,343)
    Accounts payable and accrued expenses                                     270,740       347,507
    Deferred rent                                                             (15,000)       (1,250)
                                                                          ------------  ------------
         Net cash (used) in operating activities                             (666,973)   (1,901,377)
                                                                          ------------  ------------

Investing activity
   Purchase of property and equipment                                         (95,003)     (170,996)
                                                                          ------------  ------------

Financing activities
  Proceeds from notes payable                                                 750,000       145,000
  Payment of notes payable                                                   (200,000)     (340,000)
  Payments under capital lease obligations                                    (42,036)      (15,836)
  Net proceeds from issuance of common stock                                   43,426     2,485,171
  Proceeds from issuance of warrants                                                -           650
                                                                          ------------  ------------
         Net cash provided by financing activities                            551,390     2,274,985
                                                                          ------------  ------------

Net increase (decrease) in cash and cash equivalents                         (210,586)      202,612
Cash and cash equivalents, beginning of year                                  283,429        80,817
                                                                          ------------  ------------
 Cash and cash equivalents, end of year                                    $   72,843   $   283,429
                                                                          ============  ============

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                                 $     1,632   $         -

Supplemental disclosures of non-cash investing and financing activities:

   Issuance of common stock and options for unearned services             $   573,131   $         -

   Property and equipment acquired through capital lease agreements       $    75,439   $   167,532

   Issuance of common stock for the extinguishment of debt                $         -   $   475,000




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

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

INVENTORY. Inventory is stated at the lower of cost or market using the specific identification method which closely approximates average cost. As of March 31, 2002, substantially all inventories represent finished goods held for sale.

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

LONG-LIVED ASSETS. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that there is no impairment as of March 31, 2002

UNEARNED SERVICES. Unearned services represent common stock and options issued for future services. The contract is for 18 months beginning in March 2002. The unearned services are being amortized, using the straight line method, over the contract term of 18 months.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from those estimates.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

STOCK BASED COMPENSATION. Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," requires that all transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS. Certain reclassifications were made to the 2001 financial statements to conform to the presentation used in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS. On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise. Identifiable intangible assets will continue to be amortized over their estimated useful lives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.



3.     GOING  CONCERN  -  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has incurred recurring operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and has instituted cost reduction measures.

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, the Company will achieve its goals.

Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.     PROPERTY  AND  EQUIPMENT

              Leasehold improvements                              $     243,511

              Computer equipment and software                           231,598

              Office furniture and equipment                            153,995
              -----------------------------------------------------------------
                                                                        629,104

              Less accumulated depreciation                            (156,772)
              -----------------------------------------------------------------
                 TOTAL                                            $     472,332



Computer equipment and software subject to capital leases at March 31, 2002, included above, is $99,948. Related accumulated depreciation is $22,760.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     NOTES  PAYABLE


Convertible  notes  payable  to  shareholders; interest
   at  10%;  secured  by  the  assets  of  the  Company; convertible at  the  option  of  the  Company, based
   on the fair market value of the stock on the date of conversion;
   matures June 30, 2002, pending extension                     $     500,000
Notes  payable  to  shareholder;  interest
   at 4%; paid subsequent to year end                                  50,000
-----------------------------------------------------------------------------

Notes payable                                                   $     550,000
-----------------------------------------------------------------------------



6.     COMMON  STOCK

YEAR  ENDED  MARCH  31,  2001

In June 2000, the Company completed a private placement of $500,000, consisting of 71,440 shares of the Company's common stock priced at $7 per share and warrants, exercisable at $7 or exchangeable, without additional cash consideration but subject to certain performance contingencies being met, for an additional 71,440 shares of the Company's common stock.

In June 2000, the Company issued 16,000 shares of common stock to non-employees for past services rendered; 55,000 shares for services in connection with a private placement and 2,500 shares to a Director of the Company Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $62,740 in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2001.


In June 2000, the Company issued 10,000 shares of common stock to an employee for past services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $13,100 in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2001.

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

In December 2000, the Company issued 205,915 shares of common stock to convert $190,000 of 10% promissory notes payable. In exchange for the shares, the note holders waived all accrued interest. The Company recognized an extraordinary gain of $35,564 from the conversion. Options to acquire 21,000 shares of common stock were issued as part of the conversion of the $190,000 promissory note. These options are exercisable at $1 per share and expire on September 30, 2003. The fair value of the options on the grant date was $25,673 calculated using the Black-Scholes Option Pricing Model.

In August 2000, the Company received $100,000 through an exchange agreement with each participant in the private placement, with early exchange of the 71,440 warrants for 71,440 shares of the Company's common stock and the issuance of 100,000 shares of the Company's common stock priced at $1 per share.

In November and December 2000 the Company closed upon a private placement of $2,250,000, consisting of 45 Units priced at $50,000 per Unit, each consisting of (i) 50,000 shares of the Company's Common Stock, par value $.001 per share
(ii) 50,000 "A" Warrants to Purchase Common Stock at $1.375 per share, and (iii) 50,000 "B" Warrants to Purchase Common Stock at $1.625 per share. The $2,250,000 private placement was completed by December 31, 2000. Under the subscription documents, the Company was required to register the Common Stock, the A Warrants, the B Warrants and the Common Stock for which the warrants may be exercised. The A Warrants and the B Warrants are generally exercisable for a period of five (5) years. However, the A Warrants are redeemable by the Company at $.10 per Warrant, if not otherwise exercised by the warrant holder.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2000, options to acquire 22,500 shares at $1 per share were issued for services in connection with the private placement expiring on November 2, 2003. The fair value of the options on the grant date was $17,430 calculated using the Black-Scholes Option Pricing Model.

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

In December 2000, the Company issued warrants to acquire 1,000 shares of common stock at $2.00 per share expiring on October 3, 2003. The fair value of the warrants on the grant date was $667 calculated using the Black-Scholes Option Pricing Model

In December 2000, the Company issued warrants to acquire 12,000 shares of common stock at $3.50 per share expiring on December 1, 2003. The fair value of the warrants on the grant date was $6,528 calculated using the Black-Scholes Option Pricing Model

In December 2000, the Company issued options to acquire 15,000 shares of common stock at $1.00 per share expiring on July 31, 2001. The fair value of the options on the grant date was $18,560 calculated using the Black-Scholes Option Pricing Model

In January 2001, the Company issued warrants to acquire 4,000 shares of common stock at $3.50 per share expiring on January 1, 2004. The fair value of the warrants on the grant date was $967 calculated using the Black-Scholes Option Pricing Model.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has offered the right to purchase warrants to acquire 98,500 shares of common stock. As of March 31, 2001, no rights to purchase warrants have been exercised.

In January 2001, the Company filed a registration statement with the Securities and Exchange Commission to register:

-     3,206,760  shares  of  common  stock,
-     2,250,000  Class  A  Warrants,  at  an exercise price of $1.375 per share,
-     2,250,000  Class B Warrants, at an exercise price of $1.625 per share, and
- 4,500,000 shares issuable upon the exercise of all 4,500,000 Class A and Class B Warrants


YEAR  ENDED  MARCH  31,  2002

In June 2001, options to acquire 415,000 shares at $0.25 per share were issued to non-employees for services. The options expire on June 30, 2006. In November 2001, options to acquire 50,000 shares at $0.50 per share, 50,000 shares at $1.00 per share, 50,000 shares at $1.50 per share, 50,000 shares at $2.00 per share and 100,000 shares at $2.50 per share were issued to non-employees for services. The options expire in November 2004. The total fair value of all the options on their respective grant dates was $121,910 calculated using the Black-Scholes Option Pricing Model.

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

In June 2001, the Company issued 1,239,856 shares of common stock to outside consultants for services rendered and 3,500 shares of common stock to an employee for services rendered. Pursuant to the application of SFAS No. 123 in

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $233,129 in selling, general and administrative expenses in the statement of operations.

In July 2001, the Company issued 200,000 shares of common stock and granted options to purchase 400,000 shares of common stock, at an exercise price of $0.25 per share, to eight investors in connection with a loan to the Company of $200,000. Due to the issuance of the shares, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $45,000 in selling, general and administrative expenses in the statement of operations. The Company repaid the loan in July 2001. The options expire on July 2, 2004. The fair value of the options on the grant date was $94,211 calculated using the Black-Scholes Option Pricing Model.

In July 2001, the Company issued 500,000 shares of Common Stock, 500,000 callable "C" warrants to purchase 500,000 shares of Common Stock at $1.375 and 500,000 non-callable "D" warrants at $1.625 to purchase 500,000 shares of Common Stock to investors in connection with a secured bridge loan. The fair market value of the 500,000 shares of common stock were amortized over the term of the loan through February 2002, as a debt discount. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $105,000 in selling, general and administrative expenses in the statement of operations. The options were given no value as calculated using the Black-Scholes Option Pricing Model.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2001, the Company issued 150,000 shares of common stock to outside consultants for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $31,500 in selling, general and administrative expenses in the statement of operations.


In January 2002, the Company issued 49,000 shares of common stock to outside consultants for services rendered. Pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $20,580 in selling, general and administrative expenses in the statement of operations.


In March 2002, the Company issued 500,000 shares of common stock to outside consultants as a retainer for their services in the future and 30,000 shares of common stock to outside consultants for services rendered. Pursuant to the

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, the Company recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold for a 12-month period from the date of issuance and after that can only be sold in accordance with Rule 144 or other applicable exemption. Due to these restrictions, the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded unearned services of $131,250 and selling, general and administrative expenses of $7,875 in the statement of operations.

In March 2002, the Company issued options to acquire 1,700,000 shares of common stock at $0.15 per share expiring over the next 18 months. The fair value of the options on the grant date was $441,881 calculated using the Black-Scholes Option Pricing Model. The Company recorded unearned services at March 31, 2002.

In March 2002, the company completed a private placement of $43,426 consisting of 1,133,000 shares of common stock prices at $0.15 per share, net of issuance costs.

7.     STOCK  BASED  COMPENSATION

In October 2000, the Company issued options to acquire 296,000 shares of common stock to employees of the Company. These options are exercisable at $1.22 per share, the market price on the date of the grant and vest over a three-year period commencing October 2001. The options expire in October 2005. The fair value of the options on the grant date was $255,554 calculated using the Black-Scholes Option Pricing Model.

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


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the year ended March 31, 2002 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                            For  the  Year  Ended  March  31,  2002
                            ---------------------------------------

     Pro  forma  Net  Loss                ($2,629,016)
     Pro  forma  Loss  Per  Share              ($0.30)
     Risk  Free  Interest  Rates      5.07%  to  6.11%
     Expected  Lives                        3-5  years
     Expected  Volatility               85.47%-132.28%

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.


8.     LEASES

The Company leases office facilities under an operating lease and equipment under long-term capital leases. At March 31, 2002, future minimum lease payments under capital and operating leases are as follows:


                                             Capital      Operating
                                              Leases        Leases
                                           --------------------------

2003                                          $ 31,113   $  104,458
2004                                            24,923      108,042
2005                                            20,168      111,733
2006                                             9,049      115,535
2007                                             1,508      118,814
Thereafter                                           -      520,004
----------------------------------------------------------------------

Total minimum lease payments                    86,761   $1,078,586
                                                         =============

Less amount representing interest ranging
  from 7% to 18%                               (10,438)
--------------------------------------------------------
Present value of net minimum lease payments     76,323

Less current portion                           (26,268)
--------------------------------------------------------
Long-term obligations                         $ 50,055
========================================================


Rent expense was approximately $101,000 and $75,000 for the years ended March 31, 2002 and 2001, respectively.

The Company was given a tenant improvement allowance, of $150,000, which is being accounted for as deferred rent and is being amortized, using the straight line method over the 10 year lease term.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     DEFERRED  INCOME  TAXES

At March 31, 2002, the Company has available net operating loss carryforwards of $6,404,000 which will expire through 2022.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized due to substantial uncertainty.

Accordingly, components of the Company's net deferred income taxes at March 31, 2002 are as follows:

Deferred  tax  assets:

                      Net operating loss carryforwards        $   2,530,000

                      Valuation allowance                        (2,530,000)
                    ----------------------------------------------------------
                         Total                                $           -

                    ==========================================================


The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to net loss due to the following:


                                                            2002          2001
       -------------------------------------------------------------------------
       Income tax provision statutory rate            $  (823,000)   $ (668,647)
       State income tax, net of Federal benefit          (133,000)     (108,164)
       Change in valuation allowance                    1,176,000       650,000

       Debt extinguishment expense                              -        21,271

       Other                                             (220,000)      105,540
       -------------------------------------------------------------------------

                                                      $         -    $        -
       =========================================================================


10.     CONCENTRATION  OF  CREDIT  RISK

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash, trade accounts receivable and notes payable.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company places its cash with high quality financial institutions and believes that the risk of loss is remote.

The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Historically, actual losses have been within management's estimates.

One customer accounted for 12% of sales for the both years ended March 31, 2002 and March 31, 2001, respectively. This same customer had an accounts receivable balance of $36,000 at March 31, 2002.

Another customer, controlled by a director and shareholder of the Company, accounted for approximately 8% and 7% of sales for the periods ended March 31, 2002 and March 31, 2001, respectively. The accounts receivable from this customer was $3,373 at March 31, 2002.

Purchases from one supplier represented 10% and 15% of purchases for the periods ended March 31, 2002 and 2001, respectively. This same supplier was owed $28,473 at March 31, 2002.


11.     GEOGRAPHIC  AND  PRODUCT  GROUP  INFORMATION

The following table details revenue breakdown by geographic region (in 000's) for the year ended March 31, 2002 and 2001.

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     2002                 2001
--------------------------------------------------------------------------------

                  South America                $      885           $      841

                  Domestic *                          380                   92

                  Caribbean                           353                  517

                  Eastern Europe                      125                  247

                  Middle East and Africa              105                  321

                  Western Europe                      100                   52

                  Central America                      60                   47

                  Pacific Rim                          43                   87
--------------------------------------------------------------------------------

                      Total Revenue             $   2,051          $     2,204
================================================================================
* Represents sales in Africa through domestic distributors.

As of March 31, 2002, the Company has one reportable segment. The Chief Operating Decision Maker examines all financial information on a combined basis.

The following table details revenue breakdown by product group (in 000's) for the year ended March 31, 2002 and 2001:

                                          WORLD DIAGNOSTICS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    2002      2001
--------------------------------------------------
Qualitative Rapid Point of care
  Diagnostic Tests                 $1,007  $  779

Laboratory Equipment                  400     289

Quantitative Laboratory Tests         277     332

Miscellaneous Laboratory Supplies     200     133

Urine & Latex Agglutination Tests      84     308

Clinical Chemistry Reagents            83     363
--------------------------------------------------

  Total Revenue                    $2,051  $2,204
==================================================




12.     SUBSEQUENT  EVENTS

The Company has received a subscription to purchase $500,000 worth of shares of the Company's common stock at $0.15 per share.

The Company issued 1,154,118 shares of common stock in lieu of cash for services rendered by employees and non-employees and to pay off accounts and a note
payable,  which  existed  at  March 31, 2002.   In addition, options to purchase
334,000 shares of the Company's common stock at prices ranging from $0.25 to $0.50 per share were issued to employees and non-employees for services rendered.