Form 10QSB
period 2002-06-30
WORLD DIAGNOSTICS INC
filed 2002-08-19
CIK 1066795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(Mark  One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  June  30,  2002

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

               16250 N.W. 59th Avenue, Miami Lakes, Florida 33014
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

            Yes  [X  ]  No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                As of August 18, 2002, 12,483,594 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

 -------------------------------------------------------------------------------

                             WORLD DIAGNOSTICS INC.

                                      INDEX



Part  I.   Financial  Information

Item  1.   Financial  Statements
                    Condensed  Consolidated  Balance  Sheet
                    Condensed  Consolidated  Statements  of  Operations
                    Condensed  Consolidated  Statements  of  Cash  Flows
                    Notes  to  Condensed  Consolidated  Financial  Statements

Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation

Part  II.   Other  Information

   Item  1     Legal  Proceedings
   Item  2     Changes  in  Securities  and  Use  of  Proceeds
   Item  3     Defaults  Upon  Senior  Securities
   Item  4     Submissions  of  Matters  to  a  Vote  of  Security  Holders
   Item  5     Other  Information
   Item  6     Exhibits  and  Reports  on  Form  8-K

Signatures

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

WORLD  DIAGNOSTICS  INC.  AND  SUBSIDIARY
CONDENSED  CONSOLIDATED  BALANCE  SHEET
AT  JUNE  30,2002
(UNAUDITED)

Assets

Current Assets
   Cash and Cash Equivalents                                                    $     9,370
   Accounts Receivable                                                               67,008
   Inventory                                                                        133,301
   Other current assets                                                             117,861
                                                                                ------------
       Total current assets                                                         327,540
Property and equipment, net of accumulated depreciation                             446,655
Other assets                                                                         42,530
                                                                                ------------
      Total assets                                                              $   816,725
                                                                                ============

Liabilities and Shareholders' Deficit

Current Liabilities
   Accounts payable and accrued expenses                                        $ 1,394,868
   Notes Payable                                                                    436,250
   Current portion of obligations under capital leases                               23,924
                                                                                ------------
     Total current liabilities                                                    1,855,042
Deferred rent                                                                       115,000
Obligations under capital leases, net of current portion                             46,399
                                                                                ------------
      Total Liabilities                                                           2,016,441

Shareholders' Deficit
   Common stock; $0.001 par value; 25,000,000 shares authorized
       12,264,594 shares issued and outstanding and additional paid in capital    6,847,570
Unearned Services                                                                  (469,649)
   Accumulated deficit                                                           (7,577,637)
                                                                                ------------
     Total Shareholders' deficit                                                 (1,199,716)
                                                                                ------------
       Total Liabilities and Shareholders' Deficit                              $   816,725
                                                                                ============

Read Notes to  Condensed Consolidated Financial Statements.

WORLD  DIAGNOSTICS  INC.  AND  SUBSIDIARY
CONDENSED  STATEMENTS  OF  OPERATIONS
THREE  MONTHS  ENDED  JUNE  30,  2002 and 2001
(UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED JUNE 30
                                                                2002         2001
                                                            ------------  -----------

Revenues                                                    $   318,309   $  745,076

Cost of goods sold                                              250,479      589,812
                                                            ------------  -----------

Gross profit                                                     67,830      155,264

Selling, general and administrative expenses                    559,097      735,405
                                                            ------------  -----------

LOSS FROM OPERATIONS BEFORE INTEREST EXPENSE                   (491,267)    (580,141)

Interest Expense                                                (49,966)      (1,632)
                                                            ------------  -----------

NET LOSS                                                    $  (541,233)  $ (581,773)
                                                            ============  ===========



   Basic and diluted  loss per common share                 $     (0.05)  $    (0.08)
                                                            ============  ===========


Weighted average number of common shares outstanding         11,495,182    7,269,333
                                                            ============  ===========

Read Notes to Condensed Consolidated Financial Statements.

WORLD  DIAGNOSTICS  INC.  AND  SUBSIDIARY
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001
(UNAUDITED)

                                                                                      2002        2001
                                                                                   ----------  ----------
Cash flows from operating activities
 Net Loss                                                                          $(541,233)  $(581,773)
 Adjustment to reconcile net loss to net cash used
 in operating activities:
   Common stock issued for compensation                                                1,700         656
   Common stock issued for services                                                        -     241,848
   Options issued for services                                                        40,548      20,584
   Depreciation                                                                       25,677      19,492
   Loss on payoff of Debt                                                             38,250           -
   Bad debt Expense                                                                   81,105           -
   Amortization of Unearned Services                                                  95,522           -
   Gain on disposal of property and equipment                                              -      (1,623)
Changes in operating assets and liabilities:
    Accounts receivable                                                               41,936    (131,561)
    Inventory                                                                         49,676     (37,930)
    Other current assets                                                             (76,927)      9,528
    Other assets                                                                      (2,500)    (31,141)
    Accounts payable and accrued expenses                                            150,023     331,325
    Deferred rent                                                                     (3,750)     (3,750)
                                                                                   ----------  ----------
         Net cash (used) in operating activities                                     (99,973)   (164,345)
                                                                                   ----------  ----------
Investing activity
   Purchase of property and equipment                                                      -     (15,991)
                                                                                   ----------  ----------
Financing activities
  Payments under capital lease obligations                                            (6,000)     (2,615)
  Proceeds from notes payable                                                         42,500           -
                                                                                   ----------  ----------
        Net cash provided by (used in) financing activities                           36,500      (2,615)
                                                                                   ----------  ----------

Net decrease in cash and cash equivalents                                            (63,473)   (182,951)
Cash and cash equivalents, beginning of period                                        72,843     283,429
                                                                                   ----------  ----------
Cash and cash equivalents, end of period                                           $   9,370   $ 100,478
                                                                                   ==========  ==========



Supplemental disclosures of cash flow information:

   Cash paid during the period for interest                                        $   1,597   $   1,632

Supplemental disclosures of non-cash investing and financing activities:

   Property and equipment acquired through capital and operating lease agreements  $       -   $  34,449

   Issuance of common stock for the extinguishment of debt                         $ 194,500   $       -

Read notes to  Condensed Consolidated Financial Statements.


World  Diagnostics  Inc.  and  Subsidiary
Notes  to  Condensed  Consolidated  Financial  Statements
(Unaudited)

1.          BASIS  OF  PRESENTATION

The condensed consolidated financial statements include the accounts of World Diagnostics Inc. and its wholly owned subsidiary, GLOBALeMED.com, Inc.

The accompanying unaudited condensed consolidated financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended June 30, 2002 and 2001, and the financial position as of June 30, 2002. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-KSB for the year ended March 31, 2002. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

2.          SIGNIFICANT  ACCOUNTING  POLICIES

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2002.

3.          GOING  CONCERN  -  UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4.          COMMON  STOCK

In May 2002, the Company issued 250,000 shares of common stock to two shareholders of the Company to pay off two loans totaling $42,500. The company valued this transaction based on the fair market value of the shares issued at $0.17 per share.

In May 2002, the Company issued 600,000 shares of common stock to shareholders of the Company to pay off loans totaling $63,750. The Company valued this transaction based on the fair market value of the shares issued of $0.17 per share. Due to the issuance of shares, the Company recorded an expense of $38,250 during the three months ended June 30, 2002.

In May 2002, the Company issued 294,118 shares of common stock to a shareholder of the Company to pay off a loan of $50,000. The Company valued this transaction based on the fair market value of the shares issued at $0.17 per share.

In May 2002, the Company issued 10,000 shares of common stock to a director in respect of director's fees and services associated with the financing, organizational and operational matters necessary for the continuation of the business. The Company valued this transaction based on the fair market value of the shares issued at $0.17 per share. Due to the issue of these share the Company recorded an expense of $1,700 during the three months ended June 30, 2002.

In May 2002, the Company issued options to acquire 174,000 shares of common stock at prices ranging from $0.15 to $0.50 per share expiring between January 2005 and January 2007. The fair value of the options on the grant date was $40,548 calculated using the Black-Scholes Option Pricing Model and is included as expense during the three months ended June 30, 2002.

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

In May 2002, the Company issued options to acquire 170,000 shares of common stock to employees of the Company. These options are exercisable at $0.25 per share, the market price on the date of grant and vest from a six-month to an eleven-month period. The options expire in May 2005. The fair value of the options on the grant date was $22,048 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the three months ended June 30, 2002 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                             For  the  Period  Ended  June  30,2002
                             --------------------------------------

     Pro  forma  Net  Loss                    ($567,047)
     Pro  forma  Loss  Per  Share                 ($.05)
     Risk  Free  Interest  Rates        5.00%  to  6.11%
     Expected  Lives                          3-5  years
     Expected  Volatility                 85.47%-132.28%

For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.


6.          SUBSEQUENT  EVENTS

In July 2002, the Company issued 50,000 shares of common stock to outside consultants in consideration for legal services rendered to the Company. The common stock was issued pursuant to an exemption under Section 4(2) of the Securities Act.

In July 2002, the Company issued 169,000 shares of common stock to two investors in connection with a loan to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In July 2002, the Company issued options to acquire 3,333,333 shares of common stock at $0.15 per share expiring over the next six months.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


FORWARD  LOOKING  STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan, "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions that could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operation, the Company's ability to sustain and increase revenue, the continued acceptance and growth of the internet, the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis or Plan of Operation" in this Quarterly Report on Form 10-QSB and elsewhere herein. The Company does not have any intention or obligation to up-date these forward-looking statements.

COMPANY  BACKGROUND

World Diagnostics Inc. (the "Company" or "WDI"), based in Miami Lakes, FL, is an early stage business that began operations in February 1997, for the purpose of servicing the international market for medical diagnostic tests and allied laboratory products.

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

RESULTS  OF  OPERATIONS

Revenues. Revenues were $318,309 and $745,076 for the three months ended June 30, 2002 and 2001, respectively. This decrease in revenues of approximately 57% is primarily due to the decrease in financial resources leading to the inability of the company to fill its customers' orders. The following table details the sales breakdown by geographic region:

                                 For The Three Months Ended June 30
000's
                                        2002          2001
                                 ----------------  --------------
South America                             97          413
Domestic*                                 57           27
Pacific Rim                               51           22
Caribbean                                 40          128
Western Europe                            30           20
Middle East and Africa                    25           71
Eastern Europe                            10           49
Central America                            8           15
                                 ----------------  --------------
                                         318          745
                                 ================  ==============

* Represents sales in Africa through Domestic Distributors

South America, the Caribbean, the Pacific Rim and the Middle East and Africa are the strongest markets for the Company and in combination accounted for approximately 77% of total revenue for the three months ended June 30, 2002, and 89% for the three months ended June 30, 2001.

The reduction in revenues is attributable to a tougher macro-economic operating environment in a number of the markets we sell to. This is made even more difficult as the Company's focus is the emerging markets. The uncertainties in financial markets in South America, which represents 31% has led to a contraction in purchases by our customers.

As further described in liquidity and capital resources, the Company's ongoing lack of liquidity has also negatively impacted its ability to fill orders and ship products.

Sales Returns have historically been, and continue to be, insignificant. The return rate as a percentage of sales is anticipated to remain at a low percentage.

Gross Profit. The Company's gross profit on product sales decreased to $67,830 for the three months ended June 30, 2002 from $155,264 for the three months ended June 30, 2001. Gross profit as a percentage of sales was 21% for both periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased to $559,097 for the three months ended June 30, 2002 from $735,405 for the three months ended June 30, 2001 respectively. This category of expense should continue to decrease as a percentage of revenue going forward as:
(1) cost cutting measures already implemented minimize the increase in overhead and (2) revenue growth outpaces the growth in overhead.

Net Loss. The Company incurred a net loss of $541,233 or $(0.05) per share for the three months ended June 30, 2002 and reported a net loss of $581,773 or $(0.08) per share for the comparable period in 2001. There were no extraordinary losses or gains for this period.

Financial  Condition

At June 30, 2002, the Company had cash and cash equivalents of $9,370 compared to $72,843 at March 31, 2002. The Company had negative working capital of $1,527,502 and $40,911 at June 30, 2002 and 2001, respectively. The Company had current assets of $327,540 and shareholders' deficit of $1,199,716 at June 30, 2002. This compares to current assets of $1,291,996 and shareholders' equity of $392,049 at June 30, 2001.

Liquidity  and  Capital  Resources

Since beginning operations in February 1997, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future until it is able to generate sufficient revenues from product sales to sustain its operations and fund expenditures related to future growth. The Company has also undertaken a review of all expense items and initiated cutbacks in various areas. The current lack of liquidity has negatively impacted the Company's revenues in the current quarter and will continue to do so until financing is obtained. Insufficient liquidity impairs the Company's ability to properly stock products that are being ordered by customers. The inventory mix on hand does not always match the product mix ordered by customers. Continued efforts are underway to liquidate "non-core" and slow moving inventory and to better match inventory on hand to current customer demand.

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

The report of the Company's independent certified public accountants in connection with its audited financial statements as of March 31, 2002 and March 31, 2001 and for each of the two years then ended contains an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. These factors include recurring net losses since inception and uncertainty surrounding future equity financing through anticipated offerings.

Furthermore, if the Company is unable to raise additional funds, the Company may be required to reduce its work force, reduce compensation levels, reduce dependency on outside consultants, modify our growth and operating plans, and even be forced to terminate operations completely.

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

ITEM  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

In May 2002, the Company issued 600,000 shares of common stock to three investors in connection with a loan to the Company of $63,750. The common stock was issued pursuant to an exemption under Section 4(2) of the Securities Act.

In May 2002, the Company issued 250,000 shares of common stock and 50,000 warrants, at an exercise price of $.50, to two investors in connection with a loan to the Company of $42,500. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In May 2002, the Company issued 304,118 shares of common stock to its chairman in consideration of repayment of a promissory note and for services rendered to the Company.

In May 2002, the Company issued options to acquire 344,000 shares of common stock at prices ranging from $.25 to $.50 per share to employees and non-employees for services rendered.

In July 2002, the Company issued 50,000 shares of common stock to outside consultants in consideration for legal services rendered to the Company. The common stock was issued pursuant to an exemption under Section 4(2) of the Securities Act.

In July 2002, the Company issued 169,000 shares of common stock to two investors in connection with a loan to the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act.

In July 2002, the Company issued options to acquire 3,333,333 shares of common stock at $0.15 per share expiring over the next six months.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM  5.          OTHER  INFORMATION.

     None.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

        99.1  Certification
        99.2  Certification

(b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WORLD  DIAGNOSTICS  INC.


Date:  August  18,  2002               By:  /s/ Ken Peters
                                            _____________________
                                            Ken Peters, President