Form 10QSB
period 2002-09-30
WORLD DIAGNOSTICS INC
filed 2002-11-19
CIK 1066795

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark  One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  2002.


     (  )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)

For  the  transition  period from ___________________ to ______________________.

Commission  file  number:   0-27627


                             WORLD DIAGNOSTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               65-0742342
--------------------------------------------------------------------------------
State  or  other  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization                    Identification  No.)

     16250 N.W. 59th Avenue                          Miami Lakes, Florida 33014
--------------------------------------------------------------------------------
 (Address  of  principal  executive  offices)               (Zip  Code)


Registrant's  telephone  number,  including  area  code:     (305)  827-3304


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes         X          No
        --------           -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2002, 14,330,762 shares of $.001 par value common stock were outstanding.

                             WORLD DIAGNOSTICS, INC.



                                      INDEX




Part  I.     Financial  Information.


Item  1.     Financial  Statements  (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part  II.     Other  Information.

                     WORLD DIAGNOSTICS, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                                   (unaudited)



                     WORLD DIAGNOSTICS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                      A S S E T S

                                                                       At September 30, 2002

CURRENT  ASSETS:


Cash and cash equivalents                                                  $   135,031
 Accounts receivable                                                            59,155
 Inventory                                                                     136,445
 Other current assets                                                           93,646
                                                                           ------------
   Total Current Assets                                                        424,277
Property and Equipment, net of accumulated depreciation                        442,095
Other Assets                                                                    42,530
                                                                           ------------
            Total Assets                                                   $   908,902
                                                                           ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

 Accounts payable and accrued expenses                                     $ 1,398,991
 Current portion of deferred rent                                               15,000
 Notes payable                                                                 500,000
 Current portion of obligation under capital leases                             20,266
                                                                           ------------
   Total Current Liabilities                                                 1,934,257
Deferred rent, net of current portion                                          111,250
Obligations under capital leases, net of current portion                        42,399
                                                                           ------------
            Total Liabilities                                                2,087,906

Shareholders' Deficit
 Common stock, $.001 par value, 25,000,000 shares authorized,
  14,330,762 shares issued and outstanding and additional paid in capital    7,109,313
Unearned Services                                                             (225,214)
 Accumulated Deficit                                                        (8,063,103)
                                                                           ------------
    Total Shareholders' Deficit                                             (1,179,004)
                                                                           ------------
     Total Liabilities and Shareholders' deficit                           $   908,902
                                                                           ============


The accompanying notes are an integral part of these financial statements.

                     WORLD DIAGNOSTICS, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                              Three Months Ended     Three Months Ended     Six Months Ended     Six Months Ended
                             September 30, 2002    September 30, 2001    September 30, 2002    September 30, 2002
                            --------------------  --------------------  --------------------  --------------------
Revenues                    $           216,147   $           757,436   $           534,456   $         1,502,512

Cost of goods sold                      170,604               632,375               421,083             1,222,187
                            --------------------  --------------------  --------------------  --------------------

Gross profit                             45,543               125,061               113,373               280,325

Selling, general and
 administrative expenses                455,404               490,109             1,014,501             1,225,514

Loss from operations before
Interest expense                       (409,861)             (365,098)             (901,128)             (945,189)
                            --------------------  --------------------  --------------------  --------------------

Interest expense                        (75,605)             (224,497)             (125,571)             (226,129)
                            --------------------  --------------------  --------------------  --------------------

Net Loss                    $          (485,466)  $          (589,545)  $        (1,026,699)  $       (1,171,318 )
                            ====================  ====================  ====================  ====================

Basic and diluted loss per
 Common Share               $             (0.04)  $             (0.06)  $             (0.09)  $             (0.14)

Weighted Average Number
 of Common Shares
 Outstanding                         12,604,064             9,110,433            12,053,851             8,194,913


The accompanying notes are an integral part of these financial statements.

                     WORLD DIAGNOSTICS, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                                                2002           2001
                                                                           --------------  ------------
Cash Flows from Operating Activities:
 Net (loss)                                                                $(1,026,699  )  $(1,171,318)
 Adjustments to reconcile net loss income to net cash
  used in operating activities:
   Common stock issued to extend debt                                            102,000           ---
   Common stock issued for services                                                9,000       241,848
   Common stock issued for interest                                                2,865       118,481
   Common stock issued for compensation                                            8,500           656
   Options issued for services                                                    40,548      68,162
   Options issued for interest                                                      ---        94,211
   Depreciation                                                                   34,237        39,745
   Loss on Disposal of proper       ty and equipment                                ---           (36)
   Amortization of unearned services                                            339,957           ---
   Bad debt expense                                                              52,489        48,296
Changes in operating assets and liabilities
      Accounts receivable                                                         78,405      (243,223)
      Inventory                                                                   46,532       (87,028)
      Other current assets                                                       (52,712)      (39,337)
      Other assets                                                                (2,500)      (43,656)
      Accounts payable and accrued expenses                                      169,146       524,415
      Deferred rent                                                               (7,500)      (7,500 )
                                                                           --------------  ------------
Net cash used in operating activities                                           (205,732)     (456,284)
Investing Activity
      Purchase of property and equipment                                          (4,000)     (24,315 )
                                                                           --------------  ------------

Financing Activities
   Proceeds from notes payable                                                   102,245       394,226
   Proceeds from interim bridge loan                                                 ---       200,000
   Repayment of interim bridge loan                                                  ---       200,000
   Payments under capital lease obligations                                      (13,658)      (10,232)
   Net proceeds from issuance of common stock                                    150,000           ---
   Proceeds from issuance of warrants                                             33,333           ---
                                                                           --------------  ------------
          Net cash provided by financing activities                              271,920       383,994
                                                                           --------------  ------------
    Net increase (decrease) in cash and cash equivalents                          62,188       (96,605)
    Cash and cash equivalents, beginning of quarter                               72,843       283,429
                                                                           --------------  ------------
    Cash and cash equivalents, end of quarter                              $     135,031   $   186,824
                                                                           ==============  ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                               $       3,194   $     1,632

Supplemental disclosures of non-cash investing and financing activities:
 Issuance of common stock for the extinguishments of debt                  $     152,245   $       ---
Issuance of common stock for other current assets                          $         ---   $    81,519

The accompanying notes are an integral part of these financial statements.

                             WORLD DIAGNOSTICS, INC.

                   Notes to Consolidated Financial Statements

1.          BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of World Diagnostics, Inc. and its wholly owned subsidiary, GLOBALeMED.com, Inc.

The accompanying unaudited condensed consolidated financial statements of World Diagnostics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary to present a fair statement of results of operations and cash flows for the interim periods ended September 30, 2002 and 2001, and the financial position as of September 30,2002. The financial statements should be read in conjunction with more complete disclosures contained in the Company's annual report on Form 10-KSB for the year ended March 31, 2002. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

2.          SIGNIFICANT  ACCOUNTING  POLICIES

There have been no changes in accounting policies used by the Company during the six months ended September 30, 2002.


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

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals

Furthermore, if the Company is unable to raise additional funds, the Company may be required to reduce its work force, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.          COMMON STOCK

In May 2002, the Company issued 250,000 shares of common stock to two shareholders of the Company to pay off two loans totaling $42,500.The Company valued this transaction based on the fair market value of the shares issued at $0.17 per share.

In May 2002, the Company issued 600,000 shares of common stock to shareholders of the Company to satisfy a loan of $21,250 and in consideration of financing agreements to extend or waive registration requirements of securities. The Company valued this transaction based on the fair market value of the shares issued at $0.17 per share and recorded an expense of $80,750 during the six months ended September 30, 2002.

In May 2002, the Company issued 294,118 shares of common stock to a shareholder of the Company to pay off a loan of $50,000. The Company valued this transaction based on the fair market value of the shares issued at $0.17 per share.

In May 2002, the Company issued options to acquire 174,000 shares of common stock at prices ranging from $0.15 to $0.50 per share expiring between January 2005 and January 2007. The fair value of the options on the grant date was $40,548 calculated using the Black-Scholes Option Pricing Model and is included in expense during the six months ended September 30, 2002.

In July 2002, the Company issued 50,000 share of common stock to outside attorneys for services associated with the organizational and operational matters necessary for the continuation of the business. The Company valued this transaction based on the fair market value of the shares issued at $0.18 per share and recorded an expense of $9,000 during the six months ended September 30, 2002.

In August 2002, the Company issued options to acquire 3,333,333 shares of common stock at $0.15 per share expiring in January 2003. The shares underlying these options may not be issued except upon completion of an effective registration statement that has not yet occurred. The Company received $33,333 for the issue of these options. These options were issued to entities under the control of a company which has a consulting agreement with the Company.

In September 2002, the Company issued 1,500,000 shares of common stock for $150,000 under an agreement that allows for the purchaser to put the shares back to the Company at $0.15 per share on the earlier of 150 days or other events occurring. The put expires in March 2003. The Company has a call option at $0.15 per share that expires in April 2003.

In September 2002, the Company issued 93,985 shares of common stock to a shareholder of the Company to pay off a loan totaling $31,015. The Company valued this transaction based on the fair market value of the shares issued at $0.33 per share.

In September 2002, the Company issued 185,850 shares of common stock to two shareholders of the Company to pay off two loans totaling $25,350. The Company valued this transaction based on the fair market value of the shares issued at $0.17 per share and recorded an expense of $6,245 during the six months ended September 30, 2002.

In September 2002, the Company issued 50,000 shares of common stock to an executive employee of the Company in respect of compensation for services rendered. The Company valued this transaction based on the fair market value of the shares issued at $0.17 per share and recorded an expense of $8,500 during the six months ended September 30, 2002.


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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the six and three months ended September 30, 2002 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                                      For The Six Months Ended   For the Three Months Ended
                                            September 30, 2002   September 30, 2002

                  Pro forma Net Loss           $   (1,083,228)   $     (541,995)
                  Pro forma Loss Per Share     $        (0.09)   $        (0.04)
                  Risk Free Interest Rates     5.00% to 6.11%     5.00% to 6.11%
                  Expected Lives                    3-5 Years          3-5 Years
                  Expected Volatility          85.47%-132.28%     85.47%-132.28%




For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

6.          SUBSEQUENT  EVENTS

The Company issued 60,000 options to employees of the Company to acquire common stock at $0.25 per share vesting over a one-year period.

A shareholder loaned the Company $100,000 for inventory purchases, the terms of which include a participating interest in the gross profit of product sales relating to the inventory purchased.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to, "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this second quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its fiscal 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 15, 2002. In addition, you are urged to read this report in conjunction with the risk factors described herein.

GENERAL
-------

World Diagnostics Inc. (the "Company" or "WDI"), based in Miami Lakes, Florida, was incorporated in February 1997, for the purpose of servicing the international market for medical diagnostic test kits and related laboratory products. The test kits contain the essential components needed to diagnose the level of a particular illness or disorder in a human.

In March 1998, the Company began to market its products by providing a limited number of medical diagnostic tests that the Company offered for sale through international distributors serving particular countries. In July of 1999, the Company received certificates of registration for its product sales from the United States government, including a Certificate of Foreign Government and a Certificate of Exportability 801(e) from the U.S. Department of Health

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


and Human Services. Each of these certificates recognizes the Company as being FDA compliant with regard to those of its products each certificates covers. The Certificate of Foreign Government provides that the products are certified for sale in the United States and for export. The Certificate of Exportability provides that the products are certified for export only.

In September 1999, the Company began the design of the WDI GLOBALeMED interactive transactional and informational website (predecessor to the Company's initial website, www.labtestkits.com, initially intended to recruit new distributors), which became operational in November 1999 (www.GLOBALeMED.com). Local distributor sites were launched internationally, encompassing countries within including South America, Europe, the Eastern European Common Market, Africa, the Middle East, Asia, and the Caribbean. (collectively, the "GLOBALeMED system"). The GLOBALeMED system is designed to permit participants in each country to purchase the Company's product offerings online and to obtain technical information, product support and training. The Company continues implementation of its GLOBALeMED system on a country-by-country basis. Enhancements have been made to the GLOBALeMED system, to improve functionality, navigability and ease of use. Although currently less than 10% of the Company's sales are derived from direct purchases over the Internet, the GLOBALeMED system serves as a significant lead generator for new business, recruitment of new country distributors, and existing distributor sales. The continuing implementation and rollout of WDI's GLOBALeMED system is dependent upon WDI's ability to continue to raise additional financing or increase revenues. No assurances can be given that the Company will be able to continue to implement or support the GLOBALeMED system.

Management intends to continue to develop the Company's www.GLOBALeMED.com website. While management has provided certain information for shareholders within the website, management intends to limit the website to commerce and revenue producing information. For example, after updating the press release section of the website, the Company will discontinue this section. Shareholders should be aware that, following modification of the website to exclude press releases, WDI shall no longer use the website for investor relations or to update any publicly released information for potential and current investors.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

BUSINESS  STRATEGY
------------------

The Company is a single source supplier and exporter of approximately 1,000 Company branded medical diagnostic test kits and related laboratory products, of which approximately 110 of these products produce approximately 85% of the Company's revenues. The remaining 15% of the Company's revenue are derived from the sale of secondary miscellaneous products that would otherwise be purchased from related market suppliers. The sale of these secondary products allows WDI to be a single source supplier for primary as well as secondary laboratory product needs. The Company primarily sells its medical diagnostic test kits and related laboratory products through a network of 125 distributors covering 85 countries as well as the Company's website, www.GLOBALeMED.com. Approximately 71% of sales are to distributors and 29% of sales are direct to end-users (i.e., clinics, laboratories, hospitals, physicians' offices).

Currently, the Company's focus is on emerging markets since management believes that the emerging markets will provide the greatest source of revenue. The United States market has rapidly consolidated down to five (5) major entities comprising 90% control of the United States diagnostic product sales, Bayer, Johnson & Johnson, Abbott, Beckman/Coulter and Roche. As a result of their dominance in the marketplace, these companies present a more than formidable obstacle to market entry in the United States similar to trying to enter the automobile market. These five competitors have established a product delivery system that severely limits the use of any other entity's products. Their business strategy consists of providing expensive sophisticated equipment for use based on paying a fee for each test run on the system (similar to a company providing copiers and the end consumer paying for each usage). Our competitors method of marketing provides hospitals with the latest technology in capital equipment with no capital outlay on the part of the hospital and the cost per tests are funded by the reimbursement system present in the United States health care system that is regulated by HCFA (Health Care Finance Administration). As a result, more than 90% of United States health care facilities are locked into one of these five major competitors systems. Without sufficient financing, estimated by management to be in the hundreds of millions of dollars, there is very little opportunity for competing entities in the United States market.

The United States diagnostics industry is dominated by those five competitors, which thrive in a controlled mature market. Conversely, mature market systems will not easily integrate into the third world developing countries, as there is no western built infrastructure for general population reimbursement systems, nor are there readily available legal means available in these third world markets to secure such loaned capital equipment for retrieval due to lack of payments to equipment manufacturer placing such equipment at no charge.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


Accordingly, management's business strategy is to focus on and develop revenues in such foreign markets. Approximately 85% of WDI's revenues are derived from South and Central America, the Caribbean, the Middle East, and Africa. Approximately 15% of WDI's revenues are derived from Western and Eastern and the Asia Pacific region.

  The  following  table  details  the  sales break down  by  geographic  region:

                            For The Six Months Ended September 30,
                                    2002               2001
                            ----------------     --------------
South America                          214              789
U.S. Export*                            40               90
Pacific Rim                             27               50
Caribbean                               91              292
Western Europe                          21               56
Middle East and Africa                  53               76
Eastern Europe                          30              103
Central America                         58               47
                             ----------------   ----------------
                                       534            1,503
                             =================  ================

*  Represents  sales  in  Africa  through  Domestic  Distributors

The Company's sales decreased for the six months because of numerous factors including but not limited to:

     - The general economic conditions in a number of WDI's key markets resulting in fewer sales;
     - The uncertainties in the financial markets in South America, which represents over 40% of WDI's sales, resulting in contraction in purchases by WDI's customers;
     - The lack of inventory financing which has a negative impact on WDI's ability to fill orders and ship products;
     - Non-recurring costs, including the costs of the abandoned registration statement, requiring resources being reallocated from revenue producing activities;
     - Impediments regarding exports and imports as a result of 9/11 restrictions on movement of cargo in and out of United States ports; and
     - Changes in United States FDA regulations regarding reclassification of certain medical devices which have increased the cost of distribution and personnel.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

In response to the reduction in sales, and, accordingly, revenue, the Company has initiated several actions to generate working capital and improve operating performances, including changing its terms of sale of goods so as to no longer provide credit to customers, (except for certain government related business that cannot be changed to a cash basis, which represents less than 20% of total annual revenues), renegotiating outstanding obligations with the Company's creditors, and initiating inventory financing arrangements with MedPharm LLC, a strategic investor in the Company, which would enable the Company to increase its sales and cash flow. In addition, the Company plans to reduce its fixed overhead by considering a possible relocation to a lower cost facility, and to reduce its work force. The Company also plans to increase marketing efforts and utilize its extensive database to sell more products through its website to end users, as compared to distributors, in order to raise its gross profit margins and increase cash flow, as well as, lower administrative and processing costs. Where appropriate, the Company plans to change its product pricing structure to increase gross profit margins and cash flow. Finally, the Company may raise additional capital, and is presently in negotiation with certain shareholders to increase their investment in the Company, either through equity and/or debt financing. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL  CONDITION  AND RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED
SEPTEMBER  30,  2002  TO  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

GROSS  REVENUES,  COSTS  OF  GOODS  SOLD  AND  GROSS  PROFITS

Gross revenues decreased from $757,436 for the three months ended September 30, 2001 to $216,147 for the three months ended September 30, 2002, a decrease of $541,289. The decrease in gross revenues is a result of the reduction in the sales of the Company's products due to unfavorable economic conditions in the South American market, which market accounts for over 40-50% of the Company's sales and a decrease in the Company's financial resources, which prevents the Company from filling and shipping customer orders and, consequently, generating ongoing revenues.

Cost of Goods Sold decreased from $632,375 for the three months ended September 30, 2001 to $170,604 for the three months ended September 30, 2002, a decrease of $461,771, primarily as a consequence of the decrease in costs resulting from the reduction in sales.

Gross profits decrease from $125,061 for the three months ended September 30, 2001 to $45,543 for the three months ended September 30, 2002, a decrease of $79,518, primarily as a result of the decrease in revenues, not offset by the relative decrease in the cost of good sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, INCOMES FROM OPERATIONS AND OTHER INCOME EXPENSES

Selling, General and Administrative Expenses decreased from $490,109 for the three months ended September 30, 2001 to $455,404 for the three months ended September 30, 2002, a decrease of $34,705, primarily as a result of cost cutting measures previously implemented and intended to offset the Company's increase in overhead.

Net Loss decreased from a loss of ($589,545) or ($0.06) per share for the three months ended September 30, 2001 to a loss of ($485,466) ($0.04) per share for the three months ended September 30, 2002, a decrease of $104,079, primarily as a result of a $148,892 reduction in interest expense offset by the decrease in gross profits.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL  CONDITION  AND  RESULTS  OF OPERATIONS COMPARISON OF SIX MONTHS ENDED
SEPTEMBER  30,  2002  TO  SIX  MONTHS  ENDED  SEPTEMBER  30,  2001

GROSS  REVENUES,  COSTS  OF  GOODS  SOLD  AND  GROSS  PROFITS

Gross revenues decreased from $1,502,512 for the six months ended September 30, 2001 to $534,456 for the six months ended September 30, 2002, a decrease of $968,056. The decrease in gross revenues is a result of the reduction in the sales of the Company's products due to unfavorable economic conditions in the South American market, which market accounts for over 40% of the Company's sales and a decrease in the Company's financial resources, which prevents the Company from filling and shipping customer orders and, consequently, generating ongoing revenues.

Cost of Goods Sold decreased from $1,222,187 for the six months ended September 30, 2001 to $421,083 for the six months ended September 30, 2002, a decrease of $810,104, primarily as a consequence of the decrease in costs resulting from the reduction in sales.

Gross profits decrease from $280,325 for the six months ended September 30, 2001 to $113,373 for the six months ended September 30, 2002, a decrease of $166,952, primarily as a result of the decrease in revenues, not offset by the relative decrease in the cost of good sold.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES  AND  NET  LOSS

Selling, General and Administrative Expenses decreased from $1,225,514 for the six months ended September 30, 2001 to $1,014,501 for the six months ended September 30, 2002, a decrease of $211,013, primarily as a result of cost cutting measures previously implemented and intended to offset the Company's increase in overhead.

Net Loss decreased from a loss of ($1,171,318) or ($0.14) per share for the six months ended September 30, 2001 to a loss of ($1,026,699) ($0.09) per share for the six months ended September 30, 2002, a decrease of $123,69, primarily as a result of a $144,619 reduction in interest expense offset by the decrease in gross profits.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has financed its operations and other working capital requirements principally from debt and equity financing and from operating cash flow. In July, 2002, the Company entered into agreements for equity financing with several of its investors. The financing was contingent upon the Company completing an effective registration statement. On October 15, 2002, the registration statement was withdrawn by the Company due to unfavorable market conditions, the Company's inability to fund the cost of completing the registration statement, and other concerns. It is uncertain as to whether the Company will have the resources to pursue the registration statement and the financing associated with it. Management of the Company believe that it is in the best interests of the shareholders of the Company to concentrate the Company's resources on improving the Company's operations and generating profits. As described above under "Business Strategy", the Company has implemented several actions to generate working capital and improve operating performances. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

CURRENT  ASSETS

Cash and short-term investments increased from $72,843 as of March 31, 2002 to $135,031 for the six months period ended September 30, 2002, an increase of $62,188.

Accounts receivable decreased from $190,049 at March 31, 2002 to $59,155 for the six months period ended September 30, 2002, a decrease of $130,849. The decrease in accounts receivables is a result of decrease in sales of the Company's products, particularly in the South American market, which market accounts for over 40-50% of the Company's sales and a decrease in the Company's financial resources, which prevents the Company from filling and shipping customer orders, consequently reducing the Company's accounts receivables.

Inventory and other current assets increased from $223,911 as of March 31, 2002 to $230,931 for the six months period ended September 30, 2002, an increase of $6,180.

Total current assets decreased from $486,803 at March 31, 2002 to $424,277 for the six months period ended September 30, 2002 a decrease of $62,526, primarily as a consequence of the decrease in accounts receivable.

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Property and equipment, net of accumulated depreciation decreased from $472,332 at March 31, 2002 to $442,095 for the six months period ended September 30, 2002, a decrease of $48,237.

Other assets increased from $40,030 at March 31, 2002 to $42,530 for the six months period ended September 30, 2002, an increase of $2,500.

Total assets decreased from $999,165 at March 31, 2002 to $908,902 for the six months period ended September 30, 2002, a decrease of $90,263, primarily as a consequence of the decrease in accounts receivable.

LIABILITIES

Total current liabilities increased from $1,821,113 at March 31, 2002, to $1,934,257 for the six months period ended September 30, 2002 an increase of $113,144, primarily as a consequence of a $175,396 increase in accounts payable and accrued expenses.

Total liabilities increased from $1,989,918 at March 31, 2002 to $2,087,906 at the six months period ended September 30, 2002, an increase of $97,988, primarily as a consequence of a $175,396 increase in accounts payable and accrued expenses offset by a decrease in deferred rent and a decrease in obligations under capital leases, net of current portion.

GOING  CONCERN

The reports of independent auditors on financial statements at and for the quarter ended September 30, 2002, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. The Company has incurred recurring operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit.
Note 3 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. The Company anticipates that its cash requirements will continue to increase as it continues to expend its resources to build its infrastructure, develop its business strategy and establish its sales network operations and customer support. As discussed in "Business

                             WORLD DIAGNOSTICS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Strategy" above, the Company has initiated several actions to generate working capital and improve operating performances, including changing its terms of sale of goods so as to no longer provide credit to customers, (except for certain government related business that cannot be changed to a cash basis, which represents less than 20% of total annual revenues), renegotiating outstanding obligations with the Company's creditors, and initiating inventory financing arrangements. If the Company is unable to raise additional funds, or improve margins and cash flow, the Company may be required to reduce its staff and compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and could even be forced to terminate operations completely.

                             WORLD DIAGNOSTICS, INC.



PART  II


OTHER  INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS

                  None.


ITEM  2.          CHANGES  IN  SECURITIES

                  None.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

                  None.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                  None.


ITEM  5.          OTHER  INFORMATION

                  None.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

               99.1 Certification  Pursuant  to  18  U.S.C  Section  1350, as
Adopted Pursuant  to  Section  302 and 906  of  the  Sarbanes-Oxley  Act of
2002.

               99.2 Certification  Pursuant  to  18  U.S.C  Section  1350, as
Adopted  Pursuant  to  Section  302 and 906  of  the  Sarbanes-Oxley  Act of
2002.


(b)     Reports  on  Form  8-K:

        None.

                             WORLD DIAGNOSTICS, INC.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                         WORLD DIAGNOSTICS, INC.





                             /s/ Ken Peters
                             ----------------------------------
                             Ken Peters, President







Date:     November  19,  2002